Form 10QSB
period 2000-06-30
RAPID RETRIEVAL SYSTEMS INC
filed 2000-09-06
CIK 1043150

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          JUNE 30, 2000



                 Commission file number 000-30451



                  RAPID RETRIEVAL SYSTEMS, INC.,
                      a Nevada corporation
                  Suite 309, 2906 West Broadway
                 Vancouver, B.C., Canada  V6K 2G8
                        (604) 731 - 6603


                   IRS Tax ID #: 88-0429856

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:


                RAPID RETRIEVAL SYSTEMS, INC.

                (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS

              JUNE 30, 2000  AND JUNE 30, 1999

                       TABLE OF CONTENTS


                                                  Page Number
                                                  -----------

INDEPENDENT ACCOUNTANT'S REPORT....................     1

FINANCIAL STATEMENT

     Balance Sheets................................     2

     Statements of Operations and Deficit
       Accumulated During the Development Stage....     3

     Statement of Changes in Stockholders' Equity..     4

     Statements of Cash Flows......................     5

     Notes to the Financial Statements.............     6-7

              INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Stockholders of Rapid Retrieval Systems, Inc.,
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Rapid Retrieval Systems, Inc. (a development stage company) as of June 30, 2000 and June 30, 1999 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June, 12, 1997, (date of inception) to June 30, 2000. These statements are the responsibility of Rapid Retrieval Systems, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Rapid Retreival Systems, Inc. as of June 30, 2000 and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 12, 1997, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVID COFFEY, CPA
David Coffey, C. P. A.
Las Vegas, Nevada
July 31, 2000

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS


                                       June 30,       June 30,
                                          2000     #   1999
                                     -----------    -----------

ASSETS

Cash                                 $     2,852    $       596
                                     -----------    -----------
     Total Assets                    $     2,852    $       596
                                     ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable - trade                   9,888          9,182
Accounts payable - shareholders      $    77,514    $    24,478
                                     -----------    -----------
     Total Liabilities                    87,402         33,660

Stockholders' Equity
   Common stock, authorized
   20,000,000 shares at $.001 par
   value, issued and outstanding
   2,000,000 shares                        2,000          2,000
   Preferred stock, authorized
   5,000,000 shares at $.001 par
   value, no shares issued and
   outstanding                                 0              0
   Additional paid-in capital             44,550         44,550
   Deficit accumulated during the
   development stage                    (131,100)       (79,614)
                                     -----------    -----------
      Total Stockholders' Equity         (84,550)       (33,064)


   Total Liabilities and
   Stockholders' Equity              $     2,852    $       596
                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                              From Inception,
                                   Jan. 1, 2000 to     Jan. 1, 1999, to     June 12, 1997, to
                                    June 30, 2000        June 30, 1999        June 30,  2000
                                  ------------------   -----------------    -----------------
Income                            $                0   $               0                    0

Expenses
     Consulting                               15,500              14,900               55,192
     Office expenses                           2,469               1,859                6,097
     Organizational costs                          0                   0                1,000
     Professional fees                         8,493               4,792               53,000
     Travel expenses                              97               1,772                7,005
     Rent                                      1,800               3,000                8,806
                                  ------------------   -----------------    -----------------
Total expenses                                28,359              26,323              131,100

Net loss                                     (28,359)            (26,323)   $        (131,100)
                                                                            =================

Retained earnings,
beginning of period                         (102,741)            (53,291)
                                  ------------------   -----------------

Deficit accumulated during
the development stage             $         (131,100)  $         (79,614)
                                  ==================   =================



Earnings ( loss ) per share
     assuming dilution:
Net loss                          $            (0.01)  $           (0.01)   $           (0.07)
                                  ==================   =================    =================

Weighted average shares
outstanding                                2,000,000           2,000,000            2,000,000
                                  ==================   =================    =================




The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 12, 1997,  ( Date of Inception ) TO
JUNE 30, 2000


                                             Common Stock           Additional       Total
                                        Shares         Amount        Paid-in
                                                                      Capital
                                      ----------     ---------       ---------      ---------

                                                     $               $              $

Balance,
June 12, 1997                            ----           ----            ----           ----


Issuance of common stock for cash
June, 1997                             2,000,000         2,000          58,000         60,000
Less offering costs                            0             0         (13,450)       (13,450)

Less net loss                                  0             0               0        (39,171)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1997                      2,000,000         2,000          44,550          7,379

Less net loss                                  0             0               0        (14,120)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1998                      2,000,000         2,000          44,550         (6,741)

Less net loss                                  0             0               0        (49,450)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1999                      2,000,000         2,000          44,550        (56,191)

Less net loss                                  0             0               0        (28,359)
                                      ----------     ---------       ---------      ---------

Balance,
June 30, 2000                          2,000,000     $   2,000       $  44,550      $ (84,550)
                                      ==========     =========       =========      =========




The accompanying notes are an integral part of these financial statements

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )


                                                                                 From Inception,
                                      Jan. 1, 2000 to     Jan. 1, 1999, to     June 12, 1997, to
                                       June 30, 2000        June 30, 1999        June 30,  2000
                                     ------------------   -----------------    -----------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $          (28,359)  $         (26,323)   $        (131,100)
Non-cash items included in net loss                   0                   0                    0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable - trade                     1,936               9,042                9,888
     Accounts payable - shareholders             28,538              16,357               77,514
                                     ------------------   -----------------    -----------------

          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                    2,115                (924)             (43,698)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                  0                   0                    0
                                     ------------------   -----------------    -----------------
          NET CASH USED BY
          INVESTING ACTIVITIES                        0                   0                    0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                             0                   0                2,000
     Paid-in capital                                  0                   0               58,000
     Less offering costs                              0                   0              (13,450)
                                     ------------------   -----------------    -----------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                        0                   0               46,550
                                     ------------------   -----------------    -----------------
          NET INCREASE IN CASH                    2,115                (924)   $           2,852
                                                                               =================
CASH AT BEGINNING OF PERIOD                         737               1,520
                                     ------------------   -----------------
          CASH AT END OF PERIOD      $            2,852   $             596
                                     ==================   =================



The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated on June 12, 1997, under the laws of the State of Nevada. The business purpose of the Company is to provide comprehensive processing, document retrieval, editing, integration and network support services to small businesses and the general public.

         The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B   OFFERING COSTS

         Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C   EARNINGS (LOSS) PER SHARE

         Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D   STOCK OFFERINGS

         In June of 1997, the Company completed the sale of 2,000,000 shares of its common stock at $.03 per share for a total of $60,000. The proceeds were to be used for working capital and to provide comprehensive processing, document retrieval, editing, integration and network support services to small businesses and the general public.

NOTE E   RELATED PARTY TRANSACTIONS

         The Company has agreed to pay one of its stockholders $2,000 per month on a month-to-month basis under a consulting agreement which began in October of 1998. Two shareholders have advanced the Company $77,514 at June 30, 2000, and $24,478

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000 AND JUNE 30,1999
(continued)

NOTE E   RELATED PARTY TRANSACTIONS
        (continued)

         at June 30, 1999, for administration of the Company, which includes consulting, rent, travel expenses, and office expenses which will be repaid without interest when additional financing is obtained.

NOTE F   GOING CONCERN AND CONTINUED OPERATIONS

         At June 30, 2000, the Company has not generated any revenues from operations. The Company's successful operations and movement into an operational basis are contingent on the Company obtaining additional financing or additional capital.

Item 2.  Management's Discussion and Analysis

Forward Looking Statements
--------------------------

     This Quarterly Report on Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain supply contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

     The following is a discussion of the financial condition and results of operations of the Company for the quarter ended June 30, 2000. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-QSB and the notice regarding forward-looking statements.

PLAN OF OPERATION

     The Company's activities for the past six months have been limited to defining projects for merger or other business combinations. Although a number of possible projects were of interest, after due diligence, none of the prospective companies or business ventures appeared to provide the shareholders of the Company with resulting value. To date, the companies which management has investigated include bio-technology, internet development and related ventures. The Company signed one or more letters of intent, but did not conclude any transactions for the reasons stated above.

     The Company was organized to provide comprehensive processing, document retrieval, editing, integration and network support services to small businesses. Additional funding through private placement will be necessary to enable the Company to complete its Web Page and to secure contracts with suppliers and service contracts with clients.

     The need for computer data retrieval systems, increases with the increase in the computer orientated population. Management of the Company expects that the continued rapid growth of computer technology will positively affect the general demand for data retrieval systems and services.

     Any additional financing to the Company in the form of private placement would be used to commence the Web Page, the Internet business promotion, pay professionals and for advertising in the Yellow Pages. No product research or development is considered necessary; no new equipment or plant is required, nor is there expected to be a significant change in the number of employees over the next 12 months.

Revenue
-------

     The Company has not received revenues from operations during the two-year period preceding the filing of this form. The
Company has not yet achieved any revenue from operations to date.
Since the Company is still in the development stage its expenses were nominal.

Liquidity
---------

     The Company will have to raise additional capital in the next twelve months. As of December 31, 1999, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any potential future acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using any future cash flow for internal growth.

     While the Company has raised capital to meet its organizational needs, additional financing is required in order to commence with the Company's business plan. The Company is seeking financing, in the form of equity and debt, for working capital. However, there are no assurances the Company will be successful in raising the funds required.

     The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

     The plan of the Company is to raise more financing as soon as possible. The Company does not anticipate that there will be a need to increase the number of employees over the next twelve months.

                 PART II - OTHER INFORMATION

(Items 1, 3 and 4 have been omitted as there is no information to report.)

Item 2.  Changes in Securities

     The Company issued 10,000,000 of unregistered shares to the shareholders of ELine Music.com, pro rata, for all of the issued and outstanding stock of ELine Music.com, a Tennessee corporation.

Item 5.  Other Information

     During the second quarter, the management undertook negotiations to purchase all of the stock of Eline Music.com for 10,000,000 unregistered shares of the Company. These negotiations resulted in an agreement, which was completed in the third quarter, and which will result in a change in control of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RAPID RETRIEVAL SYSTEMS, INC.
                            (Registrant)

Date: September 5, 2000     By: /s/ ELIO GUGLIELMI
                            --------------------------------
                            Elio Guglielmi
                            Treasurer and duly authorized officer