Form 10QSB
period 2000-03-31
RAPID RETRIEVAL SYSTEMS INC
filed 2000-10-03
CIK 1043150

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 2000



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

             MARCH 31, 2000  AND MARCH 31, 1999

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

     I have audited the accompanying balance sheets of Rapid Retrieval Systems, Inc. (a development stage company) as of March 31, 2000 and March 31, 1999 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June, 12, 1997, (date of inception) to March 31, 2000. These statements are the responsibility of Rapid Retrieval Systems, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Rapid Retreival Systems, Inc. as of March 31, 2000 and March 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 12, 1997, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVID COFFEY, CPA
David Coffey, C. P. A.
Las Vegas, Nevada
June 10, 2000

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS


                                       March 31,      March 31,
                                          2000     #   1999
                                     -----------    -----------

ASSETS

Cash                                 $     5,135    $       320
                                     -----------    -----------
     Total Assets                    $     5,135    $       320
                                     ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable - trade                   9,569          3,608
Accounts payable - shareholders      $    66,176    $    18,662
                                     -----------    -----------
     Total Liabilities                    75,745         22,270

Stockholders' Equity
   Common stock, authorized
   20,000,000 shares at $.001 par
   value, issued and outstanding
   2,000,000 shares                        2,000          2,000
   Preferred stock, authorized
   5,000,000 shares at $.001 par
   value, no shares issued and
   outstanding                                 0              0
   Additional paid-in capital             44,550         44,550
   Deficit accumulated during the
   development stage                    (117,160)       (68,500)
                                     -----------    -----------
      Total Stockholders' Equity         (70,610)       (21,950)


   Total Liabilities and
   Stockholders' Equity              $     5,135    $       320
                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                              From Inception,
                                   Jan. 1, 2000 to     Jan. 1, 1999, to     June 12, 1997, to
                                    Mar. 31, 2000        Mar. 31, 1999        Mar. 31,  2000
                                  ------------------   -----------------    -----------------
Income                            $                0   $               0                    0

Expenses
     Consulting                                9,500               8,233               49,192
     Office expenses                           1,019               1,361                4,647
     Organizational costs                          0                   0                1,000
     Professional fees                         3,000               2,370               47,507
     Travel expenses                               0               1,145                6,908
     Rent                                        900               2,100                7,906
                                  ------------------   -----------------    -----------------
Total expenses                                14,419              15,209              117,160

Net loss                                     (14,419)            (15,209)   $        (117,160)
                                                                            =================

Retained earnings,
beginning of period                         (102,741)            (53,291)
                                  ------------------   -----------------

Deficit accumulated during
the development stage             $         (117,160)  $         (68,500)
                                  ==================   =================



Earnings ( loss ) per share
     assuming dilution:
Net loss                          $            (0.01)  $           (0.01)   $           (0.06)
                                  ==================   =================    =================

Weighted average shares
outstanding                                2,000,000           2,000,000            2,000,000
                                  ==================   =================    =================




The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 12, 1997,  ( Date of Inception ) TO
MARCH 31, 2000


                                             Common Stock           Additional       Total
                                        Shares         Amount        Paid-in
                                                                      Capital
                                      ----------     ---------       ---------      ---------

                                                     $               $              $

Balance,
June 12, 1997                            ----           ----            ----           ----


Issuance of common stock for cash
June, 1997                             2,000,000         2,000          58,000         60,000
Less offering costs                            0             0         (13,450)       (13,450)

Less net loss                                  0             0               0        (39,171)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1997                      2,000,000         2,000          44,550          7,379

Less net loss                                  0             0               0        (14,120)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1998                      2,000,000         2,000          44,550         (6,741)

Less net loss                                  0             0               0        (49,450)
                                      ----------     ---------       ---------      ---------

Balance,
December 31, 1999                      2,000,000         2,000          44,550        (56,191)

Less net loss                                  0             0               0        (14,419)
                                      ----------     ---------       ---------      ---------

Balance,
March 31, 2000                         2,000,000     $   2,000       $  44,550      $ (70,610)
                                      ==========     =========       =========      =========




The accompanying notes are an integral part of these financial statements

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )


                                                                                 From Inception,
                                      Jan. 1, 2000 to     Jan. 1, 1999, to     June 12, 1997, to
                                       Mar. 31, 2000        Mar. 31, 1999        Mar. 31,  2000
                                     ------------------   -----------------    -----------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $          (14,419)  $         (15,209)   $        (117,160)
Non-cash items included in net loss                   0                   0                    0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable - trade                     1,617               3,468                9,569
     Accounts payable - shareholders             17,200              10,541               66,176
                                     ------------------   -----------------    -----------------

          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                    4,398              (1,200)             (41,415)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                  0                   0                    0
                                     ------------------   -----------------    -----------------
          NET CASH USED BY
          INVESTING ACTIVITIES                        0                   0                    0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                             0                   0                2,000
     Paid-in capital                                  0                   0               58,000
     Less offering costs                              0                   0              (13,450)
                                     ------------------   -----------------    -----------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                        0                   0               46,550
                                     ------------------   -----------------    -----------------
          NET INCREASE IN CASH                    4,398              (1,200)   $           5,135
                                                                               =================
CASH AT BEGINNING OF PERIOD                         737               1,520
                                     ------------------   -----------------
          CASH AT END OF PERIOD      $            5,135   $             320
                                     ==================   =================



The accompanying notes are an integral part of these financial statements.

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000, AND MARCH 31, 1999

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

NOTE E   RELATED PARTY TRANSACTIONS

         The Company has agreed to pay one of its stockholders $2,000 per month on a month-to-month basis under a consulting agreement which began in October of 1998. Two shareholders have advanced the Company $66,176 at March 31, 2000, and $18,662

RAPID RETRIEVAL SYSTEMS, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000 AND MARCH 31, 1999
(continued)

NOTE E   RELATED PARTY TRANSACTIONS
        (continued)

         at March 31, 1999, for administration of the Company, which includes consulting, rent, travel expenses, and office expenses which will be repaid without interest when additional financing is obtained.

NOTE F   GOING CONCERN AND CONTINUED OPERATIONS

         At March 31, 2000, the Company has not generated any revenues from operations. The Company's successful operations and movement into an operational basis are contingent on the Company obtaining additional financing or additional capital.

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

     The following is a discussion of the financial condition and results of operations of the Company for the quarter ended March 31, 2000. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-QSB and the notice regarding forward-looking statements.

PLAN OF OPERATION

     The Company's activities for the past three months have been limited to defining projects for merger or other business combinations. Although a number of possible projects were of interest, after due diligence, none of the prospective companies or business ventures appeared to provide the shareholders of the Company with resulting value. To date, the companies which management has investigated include bio-technology, internet development and related ventures. The Company signed one or more letters of intent, but did not conclude any transactions for the reasons stated above.

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

                 PART II - OTHER INFORMATION

(Items 1, 2, 3, 4 and 5 have been omitted as there is no information to report.)


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RAPID RETRIEVAL SYSTEMS, INC.
                            (Registrant)

Date: October 2, 2000       By: /s/ ELIO GUGLIELMI
                            --------------------------------
                            Elio Guglielmi
                            Treasurer and duly authorized officer