Form 10QSB
period 2000-09-30
RAPID RETRIEVAL SYSTEMS INC
filed 2000-11-21
CIK 1043150

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______

Commission File No.

0-22851

RAPID RETRIEVAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0429856

(I.R.S. Tax ID Number)

Suite 309, 2906 West Broadway, Vancouver, B.C. V6K 2G8

(Address of principal executive offices)

(604) 731-6603

(Issuer's telephone number)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. N/A

Applicable only to corporate issuers

As of September 30, 2000, there were10,852,500 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by this Item is attached as Exhibit 99.15 hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is attached as Exhibit 99.15 hereto.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On October 4, 2000, a special meeting of shareholders was held to vote upon the matter of changing the registrant's name to ELine Music.com, Inc. The total number of shareholders voting in favor of the name change was 10,120,000, with 280,000 not voting.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Location

(2) Plan and Agreement of Merger Incorporated by Reference

(3)(i) Articles of Incorporation Incorporated by Reference

(3)(ii) By-laws Incorporated by Reference

(19) Reports furnished to security

Holders Incorporated by Reference

(99) Interim Financial Statements Included

Reports on Form 8-K

The Company filed two reports on Form 8-K. The first was filed on August 8, 2000, announcing that the Company's stock underwent a 10:1 reverse split on August 5, 2000, decreasing the total number of authorized shares from 2,000,000 to 200,000. The second was filed on August 24, 2000, announcing the acquisition of ELine Music.com, Inc. through an Agreement and Plan of Merger, by which ELine Music.com, Inc. would merge with and into Rapid Retrieval Systems, Inc. in an exchange of shares and a cash consideration.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therreunto duly authorized.

RAPID RETRIEVAL SYSTEMS, INC.

By: Kevin D. Grisham

Its: Secretary

Date: November 20, 2000