Form 10KSB
period 2000-10-31
RAPID RETRIEVAL SYSTEMS INC
filed 2001-01-29
CIK 1043150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

Date of Report: October 31, 2000

ELINE MUSIC.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

000-30451

(Commission File Number)

88-0429856

(I.R.S. Tax ID Number)

14919 Lebanon Rd., Old Hickory, TN 37138

(Address of Principal Executive Offices and Zip Code)

(615) 754-1871

(Issuer's telephone number)

RAPID RETRIEVAL SYSTEMS, INC.

Suite 309, 2906 West Broadway, Vancouver, B.C. V6K 2G8

(Former name and former address)

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000.

[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

There were no revenues for year ended October 31, 2000

Aggregate Market Value of Voting and Non-Voting Common equity held by non-affiliates: $3,159,000

Number of Shares Outstanding as of October 31, 2000: 11,499,500

Documents incorporated by reference:

Proxy Statement Filed on October 11, 2000, and amended on November 7, 2000: Part I, Item 4

PART I

Item 1. Description of Business.

Business Development

ELine Music.com, Inc., (the "Issuer" or "Company") was originally incorporated under the laws of the State of Nevada as Rapid Retrieval Systems, Inc. ("RRS") on June 12, 1997. In August of 2000, the Company merged with ELine Music.com in an exchange of shares. RRS was the surviving entity of the merger, but subsequently changed its name to ELine Music.com, Inc. The Company has no subsidiaries or affiliated companies.

Business of Issuer

E Line Music .com was created to fill a void that currently exists in the entertainment/music business. Major labels, of which there are only five (5) or six (6), control about ninety-five percent (95%) of the industry. Independent artists and labels ('independents'), which are not part of the major labels, do not have a unified vehicle for the professional presentation of their work or an outlet for sales of their creations. These independents must currently work through fragmented channels, which do not have a significant impact on the industry. As a result, the music of the independents do not get adequate exposure to the consuming public. Additionally, the consumers have limited opportunity to purchase this music.

Formed as an Internet company designed to fit the needs of these independents, the Company's Web-Site Network provides the needed outlet where labels and artists can showcase and sell their music. Through the recruitment of independents, revenues are expected to be generated from artists through the sales of services, such as production and/or airing of music videos, website creation and electronic press kits. Consumer sales will consist of downloaded music (individual songs or full albums) from the Company's website, hard copy sales of CD's and other related consumer products, such as event tickets. Because of the company's contractual financial agreements with the intellectual property owners of all music on the Website, there will be few, if any of the difficulties encountered by other music Internet companies.

As the Company grows, advertising revenues are expected to become an increasingly significant revenue stream. Advertising will be offered through E Line Music Radio, E Line Music TV and other related areas, such as peer-to-peer chat rooms, celebrity chat rooms and banner presentations. The traffic generated through the website is intended to create a natural avenue for targeted demographic advertisers. The Company intends to solicit major and independent labels to advertise on the website to showcase talent through streaming music videos, celebrity interviews, events calendars, etc.

PRODUCTS AND SERVICES

Descriptions

The Company's Web-Site Network, as it stands today, is the product of an investment of approximately $360,000. Because much of the technological work on the website was managed and monitored by the Company, the true value to reproduce this website may be much greater and may reflect a substantial cost savings.

From the Website, all products can be purchased and all services viewed. Of significance is the fact that either single songs, entire albums or customized albums may be purchased. Product purchases can be made through all traditional means, as well as through a uniquely designed prepaid credit card that will cater to adolescents and younger consumers. At present, the website includes links to the categories of Music, Videos, Chat, Label/Artist (sign up) and Eline Radio. Eline Music TV is in the process of being added. (Specifics of these website connections are discussed below.) Website development has been and will continue to be a work-in-progress. It will continually be enhanced to maintain its state-of-the-art leadership capability, as well as to accommodate new products and services to be offered.

All work related to the website is performed by a vendor company named Creative Network, Inc., a computer technology firm located in Stroudsburg, Pennsylvania. The services that are out-sourced to this firm include, but are not limited to housing and maintenance of the website server and uploading of artist's music/video productions to the Website. Creative Network, Inc. operates as a separate company through a contractual arrangement with E Line Music that currently provides for fixed monthly payments of twenty five thousand dollars ($25,000), subject to increased amounts for variable work activities, such as music/video uploading activities, which can vary from month to month. The contract, the terms of which extend yearly from October 1, 2000 to September 30, 2001, is subject to annual review and renewal based upon mutual agreement of the companies. E Line currently has a Letter of Intent to purchase Creative Network, Inc., subject to, among other items, securing additional financing.

The Web-Site Network is positioned as a "one stop" source for all the music needs of both the consumer and artist. As such, the website offers a variety of products and services designed to fill those needs. For the independent artist/label, the following needs are met:

1. outlet for music sales

2. cost effective advertising medium

3. video production/showcase

4. recording studio services and production

5. consulting

For the consumer, the Website provides:

1.ability to purchase single songs/albums/customized albums--downloaded or hard copy

2. exposure to new artists on an international level

3. opportunity to "chat" with artists

4. event ticket sales

5. streaming videos of events/concerts

6. television programming

Independents, who are not connected with a major record label, now have an opportunity to generate revenue through the sales of their music. The Company can upload music to the Website, supplied by the independent, and immediately begin selling. The contracts with independents state that all product sales are split equally between E Line and the independent. For a fee, E Line will also provide recording studio production services. Independents can also advertise through various ways on the Website. For example, the Company can, on a fee basis, provide an individualized website, video production and/or display of an Electronic Press Kit, music video production and /or display, and feature presentation in a "chat" room, and special event advertising.

Consumers will be able to purchase music not readily available through traditional outlets, since many of independent artists have previously had no method by which their music could be heard or purchased. Sales can be generated through single song purchases, whole albums or a combination of songs. In addition to concert ticket sales, other targeted (demographically) consumer products are intended to be offered.

Product/Service Costing

Product costing is structured to yield approximately a fifty percent (50%) gross margin. For the sales of CD's, the financial arrangement with labels/artists provides that they will receive one-half of all music sales, downloaded or hard copy. The feasibility of this arrangement is based on the fact that, once having the infrastructure of the website in place, there are no incremental costs for the sale of a CD album or single song which is downloaded. For hard copies, incremental costs are included in the additional sales charge of $3.00 per CD, plus shipping and handling. Other consumer product sales, as they are developed and offered, are expected to be priced to yield similar margins.

Service revenues are anticipated to yield a the same or greater gross margins. These services will be offered on a fee basis, and will vary with the level of service. The studio facilities, similar to the website, represent an infrastructure that is already in place and not expected to need additional costs to service. If necessary, pricing for services will need to account for the appropriate margin on other incremental costs incurred.

Competitors' Offerings

In the short history of the E-commerce industry, Internet entertainment/music companies have proliferated, failed and in some cases succeeded. As such, the changing landscape of competition often makes it difficult to identify competitive companies. The Company has made a comparative analysis of itself to the competitive environment (as of September, 2000) by using the most desirable attributes that a website can offer. Based on this analysis, the Company believes that it is well positioned to compete successfully in the industry.

MARKET ANALYSIS

The most developed and predominant market for the internet is in North America. Initially, this is where E Line will concentrate its market efforts, specifically in the United States.

The dominant technology that is used for music Internet sites is Mp3. Almost all Internet music websites, including E Line Music, utilize this technology. It downloads compressed music files while maintaining high quality sound. As a result, the average consumer, without sophisticated computer equipment, can take full advantage of quality music downloads. The focus of our market is the average consumer in the Mp3 arena.

The prime target market at which E Line will focus its promotional efforts will be those age sixteen (16) to thirty-five (35). This represents approximately sixty five (65) million users. This group is familiar with Mp3 technology and represents motivated purchasers. A part of the strategy is to attract the thirty (30) plus million US Internet users who have yet to visit Mp3 websites.

The market outside of North America is substantial and will become a secondary focus, after concentration on the United States and Canada.

Reports to Security Holders

The Company will provide an annual report to its Security Holders on Form 10-KSB, which includes audited financial statements, which is filed with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that website is http://www.sec.gov.

Item 2. Description of Property.

The Company operates its headquarters from building facilities located at 14919 Lebanon Road, Old Hickory, Tennessee 37138. The entire building is approximately eight thousand (8,000) square feet and the Company occupies approximately twenty two hundred (2200) square feet of which one half of this area is dedicated to a state of the art recording studio. The recording studio will be used to provide a service to artists and labels in need of such services, at a fee. During periods of low usage, the studio may be rented out as a supplemental source of revenue. The remainder of the facility is used for administrative purposes. The building is rented under a lease agreement with an option to purchase for four hundred and twenty five thousand dollars ($425,000). The lease period is eighteen (18) months, beginning from November 8, 1999 and ending on May 8, 2001. The intent to exercise the option must be made no later than sixty (60) days prior to the initial lease expiration date. The terms of the agreement provide for a fifty thousand dollars ($50,000) down payment at lease inception ,which has already been made. It is the intention of E Line to exercise the purchase option.

The Company does not currently have any interests relating to investments in real estate, interest in real estate or real estate mortgages.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

The Special Shareholders Meeting was held on September 14, 2000. Submitted for a vote was the matter of changing the corporation's name to ELine Music.com, Inc. At the date of the meeting, the Company had issued and outstanding 10,800,000 shares of common stock. 10,120,000 shares voted in favor of the name change; no shares were opposed and none abstained.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

The Company's common stock is traded on the OTC Pink Sheets. The stock is not as liquid as the stock of other companies that are on traded on the NASDAQ because of trading on the Pink Sheets. Additionally, of the eleven million two hundred five thousand (11,499,500) shares outstanding, there are one million twelve thousand and seven hundred fifty (1,012,750) free trading shares and two hundred ninety four thousand and five hundred (294,500) shares yet to be issued, which will be restricted when issued. The number of holders of record of common stock as of October 31, 2000 is thirty two (32) and there are thirty five (35) shareholders to whom shares are yet to be issued.

The following table sets forth the high and low closing price for the Company's common stock, in U.S. Dollars, by NASDAQ during each quarter since the stock was traded.

Quarter Ended . . . . . . . . . . . . . . . . . . High . . . . . . . . . .Low

July 31, 1999. . . . . . . . . . . . . . . . . . . . 6.875. . . . . . . . . . .3.60

October 31, 1999. . . . . . . . . . . . . . . . .6.875. . . . . . . . . . .3.437

January 31, 2000. . . . . . . . . . . . . . . . . 3.75. . . . . . . . . . .3.437

April 30, 2000. . . . . . . . . . . . . . . . . . . 3.60 . . . . . . . . . . . 2.50

July 31, 2000. . . . . . . . . . . . . . . . . . . 2.50. . . . . . . . . . . 2.50

October 31, 2000. . . . . . . . . . . . . . . .3.00. . . . . . . . . . . 2.50

The Company has not paid or declared any dividends in its common stock and does not anticipate paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis/Plan of Operation.

Marketing Strategy And Plan

The marketing strategy is to promote the Website through a multi-media and multi-targeted approach. The Company will utilize print, broadcast media, direct consumer and Internet marketing. The marketing will also be supported by a media relation's strategy. The fundamental objective of the Company's campaign is to establish E Line Music.com as the premier Internet music website for both artists and consumers.

Initially, advertising and promotional efforts will be directed exclusively toward attracting independent artists and labels, for two reasons. Firstly, there is the need to build an inventory of music to sell to consumers. Secondly, the Company anticipates that the independents will purchase services annually averaging one thousand dollars ($1,000), representing an immediate source of revenue. Consumer directed promotion would not start until approximately six months thereafter.

Specific marketing objectives are initially established as:

1. Create awareness within independent artists/label community

2. Create brand awareness among consumers

3. Sell directly to the on-line consumer market

4. Derive market research from marketing initiatives

Broadcast Media

Advertising in this media will be through demographically targeted radio and television stations. The company intends to promote the Website in both major and intermediate markets through a quality theme and consistent message.

Print Media

Print media is intended to include magazines, newspapers and trade publications. Magazine advertising will focus on the music buying public, as well as some general readership periodicals. Promotion of the Website in newspapers will be in major and intermediate markets. The messages in trade publications will be directed at the independent artists and labels.

Direct consumer

This form of advertising will directly target specific consumer groups. The Company is considering direct on-location promotions at college and high school venues, as well as some direct mailings.

On-Line Internet Advertising

The on-line advertising will be segmented into two (2) basic areas. The first is to drive consumer traffic to the Company's Website through banner ads and portal sponsorships. This part of the strategy focuses on advertising with a well-known search engine such as Yahoo!, About.com and MSN. The concept is to create a "sales spiral" that starts with "page impressions," moves to "Website visits" (or "click throughs"), culminating in sales.

The second part of the on-line plan is through a "keyword" approach. E line will initiate short-term keyword banner campaigns that target the Company's prime consumers. The main goal of this keyword component is to generate accurate market data about the Company's target markets. A budget for this portion is not included at this time, but the Company expects to adopt one within one (1) year.

Summary

During the year ended October 31, 2000, the Company had a net loss of $2,565,042. The majority of these expenses totaling $2,099,805 were for consultants for services in connection with strategic planning, entertainment industry related advice, the acquisition of financing, and other services. Other operating expenses of $295,989 were for expenses incurred primarily for the operation of the company's facilities, advertising, travel expenses, legal and accounting fees. Additionally, the Company spent approximately $360,000 in the creation and maintenance of its Web-Site during the year.

As of October 31, 2000, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to satisfactorily implement the business plan , the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and other debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

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

Plan of Operation

The plan for operating the company will revolve around the utilization of the key management personnel, increasing support staff as the company grows and, where practical, acquiring the management of in-house technology. The current management and their primary responsibilities are described below. As the Company enters its next stage of growth, there are plans to increase the staff in support of such growth. In addition to administrative personnel, the next key position to fill will be a Sr. Vice President of Marketing and Sales, who will direct the Marketing Strategy to accomplish the objectives of that plan.

The importance of Marketing and Sales is critical to generate revenues through the sales of products and services. However, of initial primary importance is the recruitment of talent and new independent artists and labels. There are dedicated resources assisting the Company in successfully implementing this part of the operations. The Company believes the management team in place, and as planned, possesses the expertise and knowledge to carry out the strategic goals.

Technological aspects are an important part of the strategy, and are the responsibility of the Company's management. E Line currently has a close, contractual relationship with Creative Network, Inc (CNI). CNI is a dedicated vendor to the Company. Its computer related expertise created, maintains and services the website. In its vendor role, CNI will upload new artist music to the Website, create and implement enhancements, and physically house the Server and other computer related equipment. The Company intends to acquire CNI for three hundred and seventy five thousand dollars ($375,000), subject to financing and negotiations with CNI for payment of stock for some or all of the purchase price.

Item 7. Financial Statements.

The information required by this Item is attached hereto as an Exhibit.

Item 8. Changes in and Disagreements with Accountants.

Registrant's primary accountant, David Coffey, CPA was dismissed by the Company on January 5, 2001. None of the principal accountant's report on the financial statements previously filed over the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion or modification. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On January 5, 2000, the Company engaged J. H. Cohn, LLC as its principal independent accountant. Prior to such engagement, the Company did not contact the accountant regarding any matter which would require disclosure in this item.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons.

The Members of the Board of Directors and Executive Officers are as follows:

Sonny Paradise, Chief Executive Officer and Chairman of the Board, age 28. Mr. Paradise has served as a Member of the Board since inception. Mr. Paradise has been in the music industry for more than ten (10) years. In the beginning of his career, he worked with Guy Vaughn, a famous writer and producer. As he developed music skills, he wrote and produced his first album in 1991 for singer Kristy Jones. Subsequent to that achievement, Mr. Paradise produced and wrote five (5) successful country albums. The first album received two nominations from the Country Music Independent Record Association for Album of the year and Male Vocalist of the year. Additionally, among the five (5) albums, there were four (4) top ten independent country hits and two (2) number one country hit songs. The successes achieved with these albums established Mr. Paradise as a fast rising music executives.

In 1993, Mr. Paradise reached another milestone in his career as an executive producer (with Trump Castle) of a nationally televised show titled "Country Quest USA". This show introduced, for the first time, a new way to distribute records via television, geared directly at the country music buying public. He is also responsible for bringing Rap music to a significant level in Nashville, Tennessee by signing two (2) relatively new artists, Pistol and Boogie to the major record labels of Ruthless Records and Relativity Music Group.

In 1995, Mr. Paradise was approached by Rick Wake, a world-renowned producer/writer and President of A&M owned DV8 Records, to help in running his organization. For a short time, he worked with Mr. Wake and was exposed to such big name artists as Celine Dion, Mariah Carey, The Bee Gees, and more. As head of Artists Relations, he was responsible for a Billboard number one hit, "Stand Up" by Love Tribes.

As CEO and Board Chairman, Mr. Paradise will oversee all executive decisions regarding the strategic direction of the Company and report regularly to the Board on such progress. He will also play a significant role with the creative aspects of the Company. He will direct the recruitment of talent, make evaluations of talent and create introductions and oversight to advertising and other alliances with different record labels, producers, etc.

John P. Brancaccio, President and Chief Operating Officer, Board Member, age 52. Mr. Brancaccio has served as a member of the Board of Directors and as President of the Corporation since January 1, 2001. Mr. Brancaccio comes to E Line with over thirty (30) years of increasingly responsible operational and financial positions within various industries. Most recently he served as Executive Vice President with a medical communications company. Prior to that, he was associated with Zambon Corporation, an international pharmaceutical company, serving as its Senior Vice President of Finance and Chief Financial Officer and having responsibility for operations in North, Central and South America. In that capacity, Mr. Brancaccio had extensive experience in operations, strategic alliances/joint ventures, and technology licensing. He also developed strategic and business plans, and, as part of these responsibilities, he developed and implemented accounting/business system infrastructure and decision models that assisted management and the board of directors in the evaluation of licensee candidates and joint venture opportunities.

Before joining Zambon, he worked with Deven Associates, Inc., an international human resource consulting firm as its Chief Financial Officer. While at Deven, Mr. Brancaccio was responsible for obtaining company financing through investor sources and preparing the company for an initial public offering. Mr. Brancaccio has also served in various capacities with small to larger (NYSE) companies in various accounting and financial control areas, including SEC reporting and compliance functions. Mr. Brancaccio is a Certified Public Accountant, and is affiliated with The American Institute of Certified Public Accountants, The New Jersey State Society of Certified Public Accountants and The Financial Executives Institute.

Mr. Brancaccio, in his role as President and COO, will be primarily responsible for the day-to-day operations in the implementation of the Company's strategic plan. He will oversee all administrative and financial aspects of the E Line, working closely with Mr. Paradise.

Charles Barrett, Vice President/Marketing, Board Member, age 45. Mr. Barrett has served as Vice President and a Board Member since inception. In his capacity, Mr. Barrett plays a key role in the recruitment of independent artists/labels. He has more than twenty (20) years of experience in the music industry as a performer, writer, producer, engineer and manager. Mr. Barrett's credits include two (2) number one hits and a number two hit from his album "Stop and Rewind", as well as charting this album at Number four in Europe. The European Country Music Association honored him with a nomination for Independent Country Album of the Year.

He has performed with such stars as Tracey Lawrence, Janie Fricke, The Marshall Tucker Band, Clinton Gregory, Marty Brown, Vern Gosdin and Jerry Lee Lewis. Additionally, he has appeared at the Grand Ole Opry, Gilleys and various casinos in Las Vegas and Atlantic City, where he headlined on a nationally televised show with Tom T. Hall and the Hager Twins from "Hee-Haw".

In his current role, Mr. Barrett is instrumental in the recruitment and development of talent at E Line. His experience and understanding of the music/entertainment industry uniquely qualifies him for this position within the Company.

Kevin Grisham, Vice President/Production and Board Member, age 28. Mr. Grisham has served as Vice President and Board Member since inception. In his Production role, Mr. Grisham is responsible for the recruitment, development and evaluation of talent at the Company. He also works in the studio setting as an engineer and acts as a producer with certain artists. He is a well-known disc jockey, and has worked with such notables as Easy E, Above the Law, Bone Thugs and Harmony, Dr. Dre, and Rahiem and Scorpio of Grand Master Flash. In 1988, he won the DMC Mixing Championship at New York's Palladium.

Mr. Grisham will concentrate in the creative and talent development areas

Each Member of the Board of Directors will serve from the date of election until the next annual meeting.

Item 10. Executive Compensation.

Sonny Paradise . . . . . . . .$32,238

John P. Brancaccio . . . . .$10,313

Charlie Barrett. . . . . . . . . $31837

Kevin Grisham . . . . . . . . .$31,170

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

. . . . . . . . . . . . . .Name and Address of . . . . .Amount and Nature . . . . . Percent

Title of Class . . . .Beneficial Owner . . . . . . . . .of Beneficial Ownership . . of Class

Common . . . . . . .Sonny Paradise . . . . . . . . . . . . . 9,920,000 . . . . . . . . .86%

. . . . . . . . . . . . . . CEO, Chairman of the Board

. . . . . . . . . . . . . . 14919 Lebanon Road

. . . . . . . . . . . . . . Old Hickory, TN 37138

Common . . . . . . . .Officers and Directors . . . . . . . . . . . . . . 0. . . . . . . . . . 0%

Item 12. Certain Relationships and Related Transactions

During the period from November 2, 1999 (date of inception) to October 31, 2000, the Company purchase approximately $45k000 of publishing rights and other costs from a corporation partially owned by the majority stockholder of the Company.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No. . . . . . . Document . . . . . . . . . . . . . . . . . . . . . . . . . Location

2 . . . . . . . . . . . . . . .Agreement and Plan of Merger . . . . . . . . . Incorporated by Reference

3 . . . . . . . . . . . . . . .Articles of Incorporation and Bylaws . . . . Incorporated by Reference

13 . . . . . . . . .. . . . .Annual or Quarterly Reports on Form 10-Q Incorporated by Reference

17 . . . . . . . . . . . . . Letter on Change in Principal Accountant Incorporated by Reference

23 . . . . . . . . . . . . .Consents of Experts and Counsel . . . . . . . . Attached

99 . . . . . . . . . . . . .Additional Exhibits Attached

. . . . . . . . . . . . . . Financial Statements for Year Ended October 31, 2000

Reports on Form 8-K

The Issuer filed the following reports on Form 8-K

Date Filed Date of Report Item Financial Statements Filed

08/08/00 08/05/00 5 (Reverse Split) None

08/24/00 08/22/00 1, 2 None

12/20/00 11/08/00 7 For 9/30/00 of ELine Music.com

01/09/01 01/04/01 4 None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELINE MUSIC.COM, INC.

/s/ Sonny Paradise

Sonny Paradise, CEO and Board Member

/s/ John Brancaccio

John Brancaccio, President, COO and Principal Accounting Officer

/s/ Charles Barrett

Charles Barrett, Board Member

/s/ Kevin Grisham

Kevin Grisham, Board Member