Form 10QSB
period 2001-01-31
ELINE MUSIC COM INC
filed 2001-03-09
CIK 1043150

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001.

Commission File No. 0-30451

ELINE MUSIC.COM, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

88-0429856

(IRS Identification No.)

14919 Lebanon Road

Old Hickory, TN 37138

(Address of Principal Executive Offices and Zip Code)

(615) 754-1871

(Issuer's Telephone Number)

The Issuer has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or fur such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

As of January 31, 2001, the Issuer had issued and outstanding 11,557,000 shares of its common stock.

PART I - FINANCIAL INFORMATION

Part I. Financial Statements.

Included herewith are the following financial statements

Balance Sheet - January 31, 2001 (unaudited) and October 31, 2000

Statement of Operations for the 3 months ended January 31, 2001 and 2000 and the period from November 2, 1999 (Date of Inception) to January 31, 2001 (Unaudited)

Statement of Changes in Stockholders' Deficiency for the Period from November 2, 1999 (Date of Inception) to January 31, 2001 (Unaudited)

Statement of Cash Flows for the 3 Months ended January 31, 2001 and 2000 and the Period from November 2, 1999 (Date of Inception) to January 31, 2001 (Unaudited)

ELINE MUSIC.COM

(A Development Stage Company)

BALANCE SHEET

<table>

<tc>
January 31,	October 31,
2001	2000
ASSETS	(unaudited)
Current Assets
Cash		$12,185	$688
	Total Current Assets	12,185	688
Property, equipment and leasehold improvements, net	297,504	229,581
Web site, net	88,570	93,314
Deposit on building	50,000	50,000
$448,259	$373,583
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Bank overdraft	$-	$7,939
Accounts payable	77,939	21,215
Accrued expenses	60,061	29,414
Notes payable - stockholders	203,429	161,214
Note payable - consultant	100,000	100,000
Current portion of capital lease obligations	19,309	1,474
Total Current Liabilities	460,738	321,256
Notes payable - stockholders	120,500	96,500
Capital lease obligations, net of current portion	66,114	2,969
Total Liabilities	647,352	420,725
STOCKHOLDERS' DEFICIENCY
Common stock ($.001 par value, 75,000,000 shares
authorized, 11,557,000 and 11,499,500 shares
issued or to be issued)	11,230	11,205
Additional paid-in capital	2,621,670	2,506,695
Deficit accumulated during the development stage	(2,831,993)	(2,565,042)
Total Stockholders' Deficiency	(199,093)	(47,142)
	$448,259	$373,583

The accompanying notes are an integral part of these unaudited financial statements.
F-1

</table>

ELINE MUSIC.COM

(A Development Stage Company)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 AND THE PERIOD FROM

NOVEMBER 2, 1999 (DATE OF INCEPTION) TO

TO JANUARY 31, 2001

(Unaudited)

<table>

<tc>
Period From
November 2, 1999
Three Months Ended	to
January 31,	January 31,
2001	2000	2001

Operating expenses	$125,676	$104,909	$421,665
Web site maintenance	77,851	20,796	243,644
Consulting fees	60,334	63,652	2,160,139
Interest expense	3,090	-	6,545

Net loss	$(266,951)	$(189,357)	$(2,831,993)

Basic loss per share	$(0.02)	$(0.02)

Basic weighted average shares outstanding	11,533,748	10,052,562

The accompanying notes are an integral part of these unaudited financial statements.

F-2

</table>

ELINE MUSIC.COM

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

PERIOD FROM NOVEMBER 2, 1999 (DATE OF INCEPTION) TO

TO JANUARY 31, 2001

(Unaudited)

<table>

<tc>
Deficit
Accumulated
Additional	During the
Common Stock	Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Initial capitalization of Company	10,000,000	$10,000	$(10,000)	$-	$-

Effects of reverse acquisition	325,000	325	168,575		168,900

Common stock sold through
private placement	80,000	80	159,920		160,000

Common stock to be issued	294,500		589,000		589,000

Common stock issued to
consultants	800,000	800	1,599,200		1,600,000

Net loss				(2,565,042)	(2,565,042)

Balance, October 31, 2000	11,499,500	11,205	2,506,695	(2,565,042)	(47,142)

Common stock sold through
private placement	25,000	25	49,975		50,000

Common stock to be issued	32,500		65,000		65,000

Net loss				(266,951)	(266,951)

Balance, January 31, 2001, unaudited	11,557,000	$11,230	$2,621,670	$(2,831,993)	$(199,093)

The accompanying notes are an integral part of these unaudited financial statements
F-3

</table>

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 AND THE PERIOD FROM

NOVEMBER 2, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2001

(Unaudited)

<table>

<tc>

From Inception
Three Months Ended	to
January 31,	January 31,
2001	2000	2001
Operating Activities:
Net loss	$(266,951)	$(189,357)	$(2,831,993)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	21,126	7,621	57,834
Note payable issued for consulting fee	-	-	100,000
Common stock issued and to be
issued for consulting fees	-	-	1,640,000
Changes in operating liabilities:
Accounts payable	56,724	3,308	68,051
Accrued expenses	30,647	-	60,061
Net Cash Used in Operating Activities	(158,454)	(178,428)	(906,047)
Investing Activities:
Web site design expenditures	-	-	(94,896)
Deposit on building	-	(50,000)	(50,000)
Purchase of property and equipment	(2,771)	(110,455)	(262,304)

Net Cash Used in Investing Activities	(2,771)	(160,455)	(407,200)
Financing Activities:
Proceeds from borrowings from stockholders	66,215	-	501,415
Cash received in reverse acquisition	-	-	1,302
Sale of common stock	115,000	458,550	824,000
Cash overdraft	(7,939)	-	-
Payments on capital lease obligations	(554)	-	(1,285)
Net Cash Provided by Financing Activites	172,722	458,550	1,325,432
Net Increase in Cash	11,497	119,667	12,185
Cash, beginning of period	688	0	0
Cash, end of period	$12,185	$119,667	$12,185
The accompanying notes are an integral part of these unaudited financial statements
F-4

</table>

Eline Music.com, Inc.

Notes to Financial Statements

(UNAUDITED)

Note 1 - Significant Accounting Policies

Business ELine Music.com, Inc. (the "Company") is a development stage entertainment industry company formed on November 2, 1999, that maintains an internet presence designed to fit the needs of independent artists and labels. Through January 31, 2001, the Company has not generated any revenue, but has focused primarily on raising capital, developing a website, and building a management team. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-KSB.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $2,831,993 during the period from November 2, 1999 (date of inception) to January 31, 2001. In addition, as of January 31, 2001, the Company has a working capital deficiency of $448,553 and a stockholders' deficiency of $199,093. Although a substantial portion of the Company's cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to independent artists and labels, (ii) increase the number of visitors to its current web site, (iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

Management is attempting to raise additional equity financing to sustain operations until it can market its services, expand its customer base and achieve profitability, if ever.

The accompanying financial statements do not include and adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Statement of Cash Flows Supplemental Disclosure

During the three months ended January 31, 2001 and 2000, and for the period from November 2, 1999 (date of inception) to January 31, 2001, the Company paid $590, $0 and $1,734, respectively, in interest and paid no income taxes and the following transactions not affecting cash occurred:

(a) The Company acquired $81,533 and $86,707 of equipment under capital leases during the three months ended January 31, 2001 and from the period from November 2, 1999 (date of inception) to January 31, 2001, respectively.

(b) The Company converted a $255,000 note payable due to a stockholder into common stock during the three months ended January 31, 2000.

Eline Music.com, Inc.

Notes to Financial Statements

(UNAUDITED)

Note 4 - Stockholders' equity

During the three months ended January 31, 2001, the Company sold 57,500 shares of common stock through private placements at $2 per share resulting in gross proceeds of $115,000.

Note 5 - Subsequent Event

In February 2001, the Company executed a letter of intent with MyNetPlus.Com to enter into a joint venture. The joint venture will provide the Company with the capacity to stream music videos worldwide through the Internet.

* * *

Item 2. Management's Discussion and Analysis or Plan of Operation.

Marketing Strategy And Plan

The marketing strategy is to promote itself and the Website as a full service entertainment industry company through a multi-media and multi-targeted approach. The Company will utilize print, broadcast media, direct consumer and Internet marketing. The marketing will also be supported by a media relation's strategy. The fundamental objective of the Company's campaign is to establish E Line Music.com as a premier entertainment company and Internet music website for both artists and consumers.

Initially, advertising and promotional efforts will be directed exclusively toward attracting independent artists and labels, for two reasons. Firstly, there is the need to build an inventory of music to sell to consumers. Secondly, the Company anticipates that the independents will purchase services annually representing an immediate source of revenue. Consumer directed promotion would not start until approximately six months thereafter.

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

Summary

As of January 31, 2001, the Company had accumulated a deficit during its development stage of $2,831,993. For the quarter ended January 31, 2001, the Company had a net loss of $266,951, compared to a net loss of $189,357 for the quarter ended January 31, 2000. No revenues were recorded for either period. The increase in the net loss was due primarily to increased expenses of $57,055 for continued website development and other increases in general operating expenses.

Cash used in operating activities was $158,454 for the period ended January 31, 2001 and $178,428 for the period ended January 31, 2000. The decrease is due to increases in accounts payable and accrued expenses of $87,371, offset primarily by a larger loss in the current period. Net cash used in investing activities decreased from $160,455 in the period ended January 31, 2000 to $2,771 in the current period. Operating and investing activities were primarily funded by borrowings from stockholders ($66,215) and sales of common stock ($115,000) during the period ended January 31, 2001 as compared to sales of common stock ($458,550) for the period ended January 31, 2000.

As of January 31, 2001, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to satisfactorily implement the business plan, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and other debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

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

The importance of Marketing and Sales is critical to generate revenues through the sales of products and services. However, of initial primary importance is the recruitment of talent and new independent artists and labels. There are dedicated resources assisting the Company in successfully implementing this part of the operations. The Company believes the management team is in place, and as planned, possesses the expertise and knowledge to carry out the strategic goals.

Technological aspects are an important part of the strategy, and are the responsibility of the Company's management. E Line currently has a close, contractual relationship with Creative Network, Inc (CNI). CNI is a dedicated vendor to the Company. Its computer related expertise created, maintains and services the website. In its vendor role, CNI will upload new artist music to the Website, create and implement enhancements, and physically house the Server and other computer related equipment. The Company intends to acquire CNI for three hundred and seventy five thousand dollars ($375,000), subject to financing and negotiations with CNI for payment of stock for some or the entire purchase price.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K.

<table>

<tc>

Exhibit	Location
(2) Plan and Agreement of Merger	Incorporated by Reference
(3)(i) Articles of Incorporation	Incorporated by Reference
(3)(ii) By-laws	Incorporated by Reference
(19) Reports furnished to Security Holders	Incorporated by Reference

</table>

Reports on Form 8-K

The Company filed a report on Form 8-K on January 9, 2001, announcing the dismissal of the Company's accountants, David Coffey and Marc Lumer, and the appointment of J.H. Cohn LLP as its primary accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELINE MUSIC.COM, INC.

By:____________________

Secretary

Date:__________________