Form 10QSB
period 2001-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2001-06-19
CIK 1043150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

APRIL 30, 2001

Commission file number 000-30451

ELINE ENTERTAINMENT GROUP, INC.

a Nevada corporation

14919 Lebanon Road, Old Hickory, TN 37138

(615) 754-1871

IRS Tax ID #: 88-0429856

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As of April 30, 2001, there were 598,563 shares of common stock issued and outstanding.


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS


	April 30, 2001 (unaudited)	October 31, 2000
ASSETS
Current Assets, Cash.	$7,862	$688

Property, equipment and leasehold improvements, net.	290,049	229,581
Website, net.	83,825	93,314
Deposit on license fee.	45,000	---
Deposit on building.	50,000	50,000
	$476,736	$373,583
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft.	$---	7,939
Accounts payable.	191,652	21,215
Accrued expenses.	45,501	29,414
Notes payable-stockholders.	298,429	161,214
Notes payable-consultant.	100,000	100,000
Current portion of capital lease obligations.	17,556	1,474
Total Current Liabilities.	653,138	321,256
Notes payable-stockholders.	160,500	96,500
Capital lease obligations, net of current portion.	61,395	2,969
Total Liabilities.	875,033	420,725

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued. Common stock, $.02 par value; 100,000,000 shares authorized; 598,563 and 574,975 shares issued or to be issued.	11,667	11,205
Additional paid-in capital.	3,633,563	2,506,695
Deficit accumulated during the development stage.	(4,043,527)	(2,565,042)
Total Stockholders' Deficiency.	(398,297)	(47,142)
	$476,736	$373,583



The accompanying notes are an integral part of these unaudited condensed financial statements.

(F-1)


ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000 AND

THE PERIOD FROM NOVEMBER 2, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001

(Unaudited)



<TH>
Three Months Ended	Six Months Ended	Period From Nov. 2, 1999 to
	April 30, 2001	April 30, 2000	April 30, 2001	April 30, 2000	April 30, 2001

Operating expenses.	$479,039	$69,336	$665,049	$174,245	$961,038
Website maintenance.	83,913	123,753	161,764	144,549	327,557
Consulting fees.	644,330	44,691	644,330	108,343	2,744,135
Interest expense.	4,252	0	7,342	0	10,797
Net loss.	$(1,211,534)	$(237,780)	$(1,478,485)	$(427,137)	$(4,043,527)

Basic loss per share.	$(2.06)	$(0.46)	$(2.54)	$(0.84)

Basic weighted average shares outstanding.	587,542	519,201	582,014	510,768



The accompanying notes are an integral part of these unaudited condensed financial statements.

(F-2)


ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

PERIOD FROM NOVEMBER 2, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001

(Unaudited)


Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During The Development Stage	Total

Initial capitalization of Company.	500,000	$10,000	$(10,000)	---	---
Effects of reverse acquisition.	16,250	$325	$168,575	---	$168,900
Common stock sold through private placement.	4,000	$80	$159,920	---	$160,000
Common stock to be issued.	14,725	---	$589,000	---	$589,000
Common stock issued to consultants.	40,000	$800	$1,599,200	---	$1,600,000
Net loss.				$(2,565,042)	$(2,565,042)
Balance, October 31, 2000.	574,975	$11,205	$2,506,695		(47,142)

Common stock sold through private placement.	3,625	$73	$144,927	---	$145,000
Common stock issued to consultants.	19,463	$389	$643,941	---	$644,330
Stock options issued.	---	---	$318,000	---	$318,000
Common stock to be issued.	500	---	$20,000	---	$20,000
Net loss.	---	---	---	$(1,478,485)	$(1,478,485)
Balance, April 30, 2001.	598,563	$11,667	$3,633,563	$(4,043,527)	$(398,297)



The accompanying notes are an integral part of these unaudited condensed financial statements.

( F-3)


ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2001 AND 2000 AND THE PERIOD FROM

NOVEMBER 2, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001

(Unaudited)



<th>
Six Months Ended	Period From Nov. 2, 1999 to
	April 30, 2001	April 30, 2000	April 30, 2001
Operating Activities:
Net loss.	$(1,478,485)	$(427,137)	(4,043,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	45,846	10,650	82,554
Note payable issued for consulting fee.	---	---	100,000
Common stock issued and to be issued for consulting fees and options.	962,330	---	2,602,330
Changes in operating assets and liabilities:
Deposit on License fee	(45,000)		(45,000)
Prepaid consulting.	---	(100,000)	---
Accounts payable.	170,437	22,461	181,764
Accrued expenses.	16,087	---	45,501
Net Cash Used in Operating Activities.	(328,785)	(494,026)	(1,076,378)

Investing Activities:
Website design expenditure.	---	---	(94,896)
Deposit on building.	---	(50,000)	(50,000)
Purchase of property and equipment.	(15,291)	(153,367)	(274,824)
Net Cash Used in Investing Activities.	(15,291)	(203,367)	(419,720)

Financing Activities:
Proceeds from borrowings from stockholders.	201,215	3,500	636,415
Cash received in reverse acquisition.	---	---	1,302
Sale of common stock.	165,000	625,550	874,000
Cash overdraft.	(7,939)	68,343	---
Payments on capital lease obligations.	(7,026)	---	(7,757)
Net Cash Provided by Financing Activities.	351,250	697,393	1,503,960

Net Increase in Cash.	7,174	0	7,862
Cash, beginning of period.	688	0	0
Cash, end of period.	$7,862	$0	$7,862



The accompanying notes are an integral part of these unaudited condensed financial statements.

(F-4)


ELINE ENTERTAINMENT GROUP, INC.

Notes to Condensed Financial Statements

(UNAUDITED)

Note 1 - Basis of Presentation

Business. The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-KSB.

In April 2001, the Company changed its name from Eline Music.com, Inc. to Eline Entertainment Group, Inc.

Going Concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $4,043,527 during the period from November 2, 1999 (date of inception) to April 30, 2001. In addition, as of April 30, 2001, the Company has a working capital deficiency of $645,296 and a stockholders' deficiency of $398,297. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to independent artists and labels, (ii) increase the number of visitors to its current web site, (iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

Management is attempting to raise additional equity financing to sustain operations until it can market its services, expand its customer base and achieve profitability, if ever.

The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Statements of Cash Flows Supplemental Disclosure

During the six months ended April 30, 2001 and 2000, and for the period from November 2, 1999 (date of inception) to April 30, 2001, the Company paid no interest or income taxes and the following transactions not affecting cash occurred:

(a) The Company acquired $81,534 and $86,708 of equipment under capital leases during the six months ended April 30, 2001 and for the period from November 2, 1999 (date of inception) to April 30, 2001, respectively.

(b) The Company converted a $255,000 note payable due to a stockholder into common stock during the six months ended April 30, 2000.

(F-5)


ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

continued

Note 3 - Stockholders' Equity

During the six months ended April 30, 2001, the Company sold 4,125 shares of common stock through private placements at $40 per share resulting in gross proceeds of $165,000.

In May 2001, the Company effected a 1:20 reverse stock split on all of its outstanding shares of common stock. The reverse split has been retroactively applied to all periods presented herein. In addition, shareholders received an option to purchase an additional share of common stock for each share owned at 80% of the market price at the date of the grant.

In March 2001, the Company amended its Articles of Incorporation to increase authorization of the Company's $.02 par value common stock from 20,000,000 to 100,000,000 shares.

Note 4 - Subsequent Event

During June 2001, the Company is expected to close on its acquisition of Soniquest Studios, which is a full service recording studio, and Thology Production Group, Inc. (Thology), which is a production company possessing proprietary "Rock" music content. These acquisitions provide for the purchase of substantially all of the assets of Soniquest Studios and all of the outstanding shares of Thology. In exchange for these acquisitions, the Company will issue Convertible Preferred Stock, with a stated value of $5.00 per share and a payment of cash totaling $2.8 million.

(F-6)

Item 2. Management's Discussion and Analysis:

FORWARD LOOKING STATEMENTS

This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, and the Company's ability to raise additional capital when required.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

ELine Entertainment Group, Inc., formerly ELine Music.com, is a development stage company that is dedicated to providing various forms of entertainment to the public through sales of products and services utilizing the Internet and traditional entertainment outlets. The Company changed its name in April 2001 to more accurately reflect its current business operations. Further, the new name, with no "Dot Com" in it, is intended to show that the Company has and is expanding beyond the emphasis on the Internet. The new proposed corporate structure will consist of Thology Production Group, Inc., SoniQuest Studios, One Entertainment Group (comprised of StreetFlavor Records International and Courage Records International) and the core ELine Music.com (which includes ELine TV and The VidBox).

Thology Production Group, Inc. and Soniquest Studios are acquisitions that were contracted to during the Quarter ended April 30, 2001 and, with due diligence satisfactorily completed, are only awaiting formal closing. This expected to take place in June 2001. These acquisitions are discussed below from an operational aspect, however, their historical financial operations are not included in our discussion for the period ended April 30, 2001. The record labels discussed as part of One Entertainment Group are being created after the close of the current quarter and, as such, no historical information exists for the discussion below, however again, they are included in our proposed organizational structure.

Below is a discussion on each of the operating entities, both existing and proposed, of the Company.

Thology Production Group, Inc. (TPG)

TPG is a multimedia production company that has combined up to date technologies in the form of interactive CD's and DVDs. TPG owns the all the development and marketing rights to the "Hard 'N Heavy" series of hard rock band groups in disc format. This includes CD-Rom, DVD, and Internet. TPG has trademarked this collection "RockThology". It features music and interviews with 160 bands and individuals, including such stars as Red Hot Chili Peppers, KISS, Whitesnake, Nirvana, Aerosmith, David Bowie, Jimi Hendrix, Alice Cooper, Billy Idol, Queen, The Doors, Robert Plant, Axl Rose, David Lee Roth, Motley Crue, Megadeath, Ozzy Osbourne, etc. Some of the content includes previously never before seen interviews. The content is expected to eventually be put into at least twelve CD and DVD volumes.

These licensed-in rights to the content are intended to be maximized by production and marketing of the RockThology collection. This may include direct selling by TPG and/or some combination of sub-licensing. Currently, there is a letter of intent for a sub-licensing agreement and a signed distribution agreement. One is for North American distribution and the other for European distribution. Both of these provide for advances against royalties that are in excess of one million dollars and are anticipated to provide significant revenue streams.

Soniquest Studios

Located near Orlando and minutes away from all major attractions, SoniQuest Studios is a full service recording facility serving record labels and production companies. Services offered by our 4-studio complex include 5.1 mixing, AC-3 encoding, DVD authoring, sound design, sonic restoration, mastering and 64+ digital tracks with total recall. SoniQuest offers a satellite fed 55" TV with a JBL 5.1 system in the lounge and a 24-hour chef is available for lockout sessions.

The attractiveness of the studio needs to be properly marketed within the entertainment industry and is also intended for use by the Company's record labels.

ELine Music.com

E Line Music .com was created to fill a void that currently exists in the music business. Major labels, of which there are only five (5) or six (6), control about ninety-five percent (95%) of the industry. Independent artists and labels that are not a part of the majors do not have a unified vehicle for the professional presentation of and support services for their work or an outlet for sales of their creations. These independents must currently work through fragmented channels that do not have an impact on the industry. As a result, the music of the independents does not get exposed to the consuming public. Additionally, the consumers have no opportunity to purchase this music.

Formed as an entertainment industry company that maintains an Internet presence, the Company is designed to fit the needs of the independents, Eline's Web-Site Network provides the needed outlet where labels and artists can showcase and sell their music. Through the recruitment of independents, revenues are generated from artists through the sales of services such as production and/or airing of music videos, web-site creation and electronic press kits. Consumer sales will consist of down loaded music (individual songs or full albums) from the Web Site, hard copy sales of CD's and other related consumer products such as event tickets. Because of the Company's contractual financial agreements with the intellectual property owners of all music on the Site, there should not be any of the difficulties encountered by other music Internet companies.

Advertising will be offered through E Line Music Radio and E line Music TV and other related areas such as peer-to-peer chat rooms, celebrity chat rooms and banner presentations. The traffic expected to be generated through the site, should create a natural avenue for targeted demographic advertisers. Major and independent labels are expected to advertise on the Site to showcase talent through streaming music videos, celebrity interviews, events calendars, etc.

Included as part of the web site offering, is The VidBox. This is the product of a joint venture with MyNetPlus.com, a regional Internet Service Provider. The VidBox will offer, initially up to ten video channels with each featuring different musical genres. There is the capacity to have up to 300 channels. Revenue is expected to be generated by advertising, a viewing fee for videos and sales of downloaded DVD's.

One Entertainment Group

One Entertainment Group is comprised of two independent record labels. One is StreetFlavor International (SFI), which will operate out of the Company's Nashville studios and will produce and distribute primarily Rap releases. The other is Courage Records International Group (CRIG), which will focus on Country and Western and Gospel releases. As with most record labels, SFI and CRIG will discover, sign, promote and sell new or established talent. They will attempt to sign artists believed to have commercial appeal in their genre, but will not require substantial advances or special production facilities. Typically, these artists will be commercially unknown. Producers for each of these labels are currently on staff (mentioned below) and can be supplemented with hired people who will work on a project basis.

As an Independent, operating in smaller geographic areas, One Entertainment can be more efficient than a major label and can achieve profitability with far fewer unit sales.

StreetFlavor International

Street Flavor International (SFI) is an Independent record label for musical genres including; Rap, Hip Hop, R&B, Urban and any similar styles, which may be created. SFI is run by Sonny Paradise, Kevin Grisham and John Dawkins.

Courage Records International Group

Courage Records International Group (CRIG) is an Independent record label for musical genres including: Country, Gospel, Southern Gospel, Country Christian, Folk, Americana, and any similar styles that may be created. CRIG is run primarily by Charlie Barrett. He has more than 25 years experience in the music industry.

Summary

As of April 30, 2001, the Company had accumulated a deficit during its development stage of $4,043,527. For the six months ended April 30, 2001, the Company had a net loss of $1,478,485, compared to a net loss of $427,137 for the six months ended April 30, 2000. No revenues were recorded for either period. The increase in the net loss was due primarily to increased expenses of $535,987 for outside consulting expenses and other increases in general operating expenses, primarily salaries, of $490,804.

Cash used in operating activities was $328,785 for the six-month period ended April 30, 2001 and $494,026 for the period ended April 30, 2000. Although losses for the period ended April 30, 2001 were $1,051,348 greater than for the six-month period ended April 30, 2000, $962,330 of these losses were for non cash charges resulting from the issuance of Common Stock and in the money options for services. Following that, the decrease in cash used in operating activities is due primarily to increases in accounts payable and accrued expenses of $186,524. Net cash used in investing activities decreased from $203,367 in the six-month period ended April 30, 2000 to $15,291 in the current period. Operating and investing activities were primarily funded by borrowings from stockholders ($201,215) and sales of common stock ($165,000) during the six-month period ended April 30, 2001 as compared to sales of common stock ($625,550) for the six-month period ended April 30, 2000.

Liquidity and Capital Resources

As of April 30, 2001, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to implement the business plan, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

Effective May 29, 2001, the Company declared a one for twenty reverse Common Stock split. The purpose of the split is intended to help the Company in its financing activities. The financial statements contained herein reflect the split both currently and retroactively. Additionally, the Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

Plan of Operation

The plan for operating the Company will revolve around the utilization of the key management personnel, increasing support staff as the Company grows and, where practical, acquiring the management of in-house technology. The current management is expected to manage all of the new and existing entities, utilizing outside consultants where necessary. As the Company enters its next stage of growth, there are plans to increase the staff in support of such growth. In addition to administrative personnel, the next key position to fill will be a Sr. Vice President of Marketing and Sales, who will direct the Marketing Strategy and seek to accomplish the objectives of that plan.

The importance of Marketing and Sales is critical to generate revenues through the sales of products and services. In addition to the recruitment of talent for the recording labels, utilization of the studios and sales of products are important. There are dedicated resources assisting the Company in successfully implementing this part of the operations, as well as the aforementioned distribution agreements. The Company believes the management team is in place, and as planned, possesses the expertise and knowledge to carry out the strategic goals.

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
Item 6. Reports on Form 8-K.

On March 9, 2001, registrant filed an Amendment its Form 8-K, originally filed August 24, 2000, including under item 7, financial statements for the period ending July 21, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELINE ENTERTAINMENT GROUP, INC.

(Registrant)

Date: June 14, 2001

By: /S/ JOHN BRANCACCIO

John Brancaccio, President and duly authorized officer.