Form 10QSB
period 2001-07-31
ELINE ENTERTAINMENT GROUP INC
filed 2001-09-19
CIK 1043150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

JULY 31, 2001

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

As of July 31, 2001, there were 2,903,666 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

BALANCE SHEET

	July 31,	October 31,
	2001	2000
ASSETS	(unaudited)
Current Asset
Cash	$5,750	$688
Property, equipment and leasehold improvements, net	271,245	229,581
Web site, net	79,080	93,314
Deposit on building	-	50,000
Deposit on license fee	45,000	-
	$401,075	$373,583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities	$-	$7,939
Bank overdraft
Accounts payable	287,031	21,215
Accrued expenses	91,435	29,414
Advance from distributor	94,527	-
Notes payable - stockholders	305,335	161,214
Note payable - consultant	100,000	100,000
Current portion of capital lease obligations	18,707	1,474
Total Current Liabilities	897,035	321,256
Notes payable - stockholders	160,500	96,500
Capital lease obligations, net of current portion	56,760	2,969
Total Liabilities	1,114,295	420,725
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued	-	-
Common stock, $.02 par value; 100,000,000 shares
authorized; 2,903,666 and 574,975 shares
issued or to be issued	57,909	11,205
Additional paid-in capital	10,541,963	2,506,695
Unearned consulting fees and compensation	(6,656,343)	-
Deficit accumulated during the development stage	(4,656,749)	(2,565,042)
Total Stockholders' Deficiency	(713,220)	(47,142)
	$401,075	$373,583

The accompanying notes are an integral part of these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000 AND THE PERIOD FROM

NOVEMBER 2, 1999 (DATE OF INCEPTION) TO

JULY 31, 2001

(Unaudited)

					Period From
					November 2, 1999
	Three Months Ended		Nine Months Ended		to
	July 31,		July 31,		July 31,
	2001	2000	2001	2000	2001

Studio rental income	$11,161	$-	$11,161	$-	$11,161

Operating expenses	325,526	48,612	990,575	222,857	1,286,564
Web site maintenance	80,434	5,419	242,198	82,622	407,991
Consulting fees	216,281	51,477	860,611	159,820	2,960,416
Interest expense	2,142	-	9,484	1,728	12,939

Total Expenses	624,383	105,508	2,102,868	467,027	4,667,910

Net loss	$(613,222)	$(105,508)	$(2,091,707)	$(467,027)	$(4,656,749)

Basic loss per share	$(0.34)	$(0.20)	$(2.10)	$(0.90)

Basic weighted average
shares outstanding	1,821,550	528,789	996,799	516,848

The accompanying notes are an integral part of these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

PERIOD FROM NOVEMBER 2, 1999 (DATE OF INCEPTION) TO

JULY 31, 2001

(Unaudited)

					Deficit
				Unearned	Accumulated
			Additional	Consulting	During the
	Common Stock		Paid-In	Fees and	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Initial capitalization of Company	500,000	$10,000	$(10,000)	$-	$-	$-
Effects of reverse acquisition	16,250	325	168,575			168,900
Common stock sold through
private placement	4,000	80	159,920			160,000
Common stock to be issued	14,725		589,000			589,000
Common stock issued to
consultants	40,000	800	1,599,200			1,600,000
Net loss					(2,565,042)	(2,565,042)

Balance, October 31, 2000	574,975	11,205	2,506,695	-	(2,565,042)	(47,142)
Common stock sold through
private placement	4,125	83	164,917			165,000
Issuance of shares to be issued		130	(130)			-
Common stock issued to
consultants	374,566	7,491	2,049,481	(1,407,500)		649,472
Common stock issued to
officer & shareholder	1,950,000	39,000	5,323,500	(5,362,500)		0
Stock options issued			497,500	(497,500)		0
Amortization of unearned
consulting fees & compensation				611,157		611,157
Net loss					(2,091,707)	(2,091,707)

Balance, July 31, 2001	2,903,666	$57,909	$10,541,963	$(6,656,343)	$(4,656,749)	$(713,220)

The accompanying notes are an integral part of these unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2001 AND 2000 AND THE PERIOD FROM

NOVEMBER 2, 1999 (DATE OF INCEPTION) TO JULY 31, 2001

(Unaudited)

			Period From
	Nine Months Ended		November 2, 1999
	July 31,		to July 31,
	2001	2000	2001
Operating Activities:
Net loss	$(2,091,707)	$(467,027)	$(4,656,749)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	70,795	20,192	107,503
Amortization of unearned consulting fees
and compensation	611,157	-	611,157
Note payable issued for consulting fee	-	-	100,000
Forfeiture of deposit on building	50,000		50,000
Common stock issued and to be
issued for consulting fees and options	649,472	-	2,289,472
Changes in operating liabilities:
Prepaid consulting	-	(150,000)	0
Accounts payable	265,816	-	277,143
Accrued expenses	62,021	11,326	91,435
Net Cash Used in Operating Activities	(382,446)	(585,509)	(1,130,039)
Investing Activities:
Web site design expenditure	-	(94,896)	(94,896)
Deposit on license fee	(45,000)	-	(45,000)
Deposit on building		(50,000)	(50,000)
Purchase of property and equipment	(16,691)	(176,576)	(276,224)
Net Cash Used in Investing Activities	(61,691)	(321,472)	(466,120)
Financing Activities:
Proceeds from borrowings from stockholders	208,121	83,500	643,321
Advance from distributor	94,527	-	94,527
Cash received in reverse acquisition	-	-	1,302
Sale of common stock	165,000	823,550	874,000
Cash overdraft	(7,939)	368	-
Payments on capital lease obligations	(10,510)	-	(11,241)
Net Cash Provided by Financing Activities	449,199	907,418	1,601,909

Increase in Cash	5,062	437	5,750
Cash, beginning of period	688	-	-
Cash, end of period	$5,750	$437	$5,750

The accompanying notes are an integral part of these unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 1 - Basis of Presentation

Business The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-KSB.

In April 2001, the Company changed its name from Eline Music.com, Inc. to Eline Entertainment Group, Inc.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $4,656,749 during the period from November 2, 1999 (date of inception) to July 31, 2001. In addition, as of July 31, 2001, the Company has a working capital deficiency of $891,285 and a stockholders' deficiency of $713,220. Although a substantial portion of the Company's cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to independent artists and labels, (ii) increase the number of visitors to its current web site, (iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

Management is attempting to raise additional equity financing to sustain operations until it can market its services, expand its customer base and achieve profitability, if ever.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Statement of Cash Flows Supplemental Disclosure

During the nine months ended July 31, 2001 and 2000, and for the period from November 2, 1999 (date of inception) to July 31, 2001, the Company paid $2,990, $345 and $ 3,245, respectively, in interest and paid no income taxes and the following transactions not affecting cash occurred:

a)  The Company acquired $81,534 and $86,708 of equipment under capital leases during the nine months ended July 31, 2001 and for the period from November 2, 1999 (date of inception) to July 31, 2001, respectively.

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 2 - Statement of Cash Flows Supplemental Disclosure - (continued)

b)  The Company converted a $255,000 note payable due to a stockholder into common stock during the nine months ended July 31, 2000.

c)  During the nine months ended July 31, 2001, the Company issued 2,324,566 shares of common stock, valued at $7,419,472 to consultants and officers in payment for services to be performed at various times through May 2006 resulting in unearned consulting fees totaling $6,520,062 at July 31, 2001.

Note 3 - Stockholders' equity

During the nine months ended July 31, 2001, the Company sold 4,125 shares of common stock through private placements at $40 per share resulting in gross proceeds of $165,000.

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

During the nine months ended July 31, 2001, the Company issued 374,566 shares of common stock as compensation to consultants totaling $2,056,972. Of this amount, $1,407,500 was recorded as unearned consulting fees and compensation in that the consulting agreements expire over one to five year periods and is included among "Stockholders' Equity". The Company amortized approximately $115,938 of unearned consulting fees during the nine months ended July 31, 2001.

During the nine months ended July 31, 2001, the Company issued 1,950,000 shares of common stock as compensation valued at $5,362,500 to an officer/shareholder of the Company. The compensation was recorded as unearned in that the agreement expires over a five year period and is included among "Stockholders' Equity". The Company amortized approximately $134,000 of unearned compensation during the nine months ended July 31, 2001.

During the nine months ended July 31, 2001, the Company granted 350,000 stock options to its then chief operating officer at $.01 per share. Such shares vest through January 31, 2003. The fair value of the shares at the date of the grant were $2, and accordingly, the differential between the grant and the stock price which totaled $361,219 for the nine months ended July 31, 2001, is being recorded as compensation expense over the vesting period.

Note 4 - Subsequent Event

During September 2001, the Company is expected to close on its acquisition of Soniquest Studios, which is a full service recording studio, and Thology Production Group, Inc. (Thology), which is a production company possessing proprietary "Rock" music content. These acquisitions provide for the purchase of

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 4 - Subsequent Event - (continued)

substantially all of the assets of Soniquest Studios and all of the outstanding shares of Thology. In exchange for these acquisitions, the Company will issue Convertible Preferred Stock, with a stated value of $5.00 per share and a payment of cash collectively totaling $2.8 million.

Item 2. Management's Discussion and Analysis:

FORWARD LOOKING STATEMENTS

This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the SEC.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

ELine Entertainment Group, Inc., formerly ELine Music.com, is a development stage company that is dedicated to providing various forms of entertainment to the public through sales of products and services utilizing the Internet and traditional entertainment outlets. The Company changed its name in April 2001 to more accurately reflect the business operations. Further, the new name, with no "Dot Com" in it, is intended to show that the Company has and is expanding beyond the emphasis on the Internet. The new proposed corporate structure will consist of Thology Production Group, Inc., SoniQuest Studios, One Entertainment Group (comprised of StreetFlavor Records International and Courage Records International) and the core ELine Music.com (which includes ELine TV and The VidBox).

Thology Production Group, Inc. and Soniquest Studios are acquisitions that were contracted to during the Quarter ended April 30, 2001 and, with due diligence satisfactorily completed, are only awaiting formal closing. This was originally expected to take place in June 2001, however, as of the date of this filing, the acquisition remains unclosed. These acquisitions are discussed below from an operational aspect, however, their historical financial operations are not included in our discussion for the period ended July 31, 2001.

Below is a discussion on each of the operating entities, both existing and proposed, within the Company.

Thology Production Group, Inc. (TPG)

TPG is a multimedia production company that has combined cutting edge technologies in the form of interactive CD's and DVDs. TPG owns the all the development and marketing rights to the "Hard 'N Heavy" series of hard rock band groups in disc format. This includes CD-Rom, DVD, and Internet. TPG has trademarked this collection "RockThology" -. It features music and interviews with 160 bands and individuals, including such stars as Red Hot Chili Peppers, KISS, Whitesnake, Nirvana, Aerosmith, David Bowie, Jimi Hendrix, Alice Cooper, Billy Idol, Queen, The Doors, Robert Plant, Axl Rose, David Lee Roth, Motley Crue, Megadeath, Ozzy Osbourne, etc. Some of the content includes previously never before seen interviews. The content will eventually be put into at least twelve CD and DVD volumes.

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

Formed as an entertainment industry company that maintains an Internet presence, the Company is designed to fit the needs of the independents, Eline's Web-Site Network provides the needed outlet where labels and artists can showcase and sell their music. Through the recruitment of independents, revenues are generated from artists through the sales of services such as production and/or airing of music videos, web-site creation and electronic press kits. Consumer sales will consist of down loaded music (individual songs or full albums) from the Web Site, hard copy sales of CD's and other related consumer products such as event tickets. Because of the company's contractual financial agreements with the intellectual property owners of all music on the Site, there will be none of the difficulties encountered by other music Internet companies.

Advertising will be offered through E Line Music Radio and E line Music TV and other related areas such as peer-to-peer chat rooms, celebrity chat rooms and banner presentations. The significant traffic generated through the site, will create a natural avenue for targeted demographic advertisers. Major and independent labels will advertise on the Site to showcase talent through streaming music videos, celebrity interviews, events calendars, etc.

Included as part of the web site offering, is The VidBox. This is the product of a joint venture with MyNetPlus.com, a regional Internet Service Provider. The VidBox will offer, initially up to ten video channels with each featuring different musical genres. There is the capacity to have up to 300 channels. Revenue will be generated by advertising, a viewing fee for videos and sales of downloaded DVD's.

One Entertainment Group

One Entertainment Group is comprised of two independent record labels. One is StreetFlavor International (SFI), which will operate out of the Company's Nashville studios and will produce and distribute primarily Rap releases. The other is Courage Records International Group (CRIG), which focus on Country and Western and Gospel releases. As with most record labels, SFI and CRIG will discover, sign, promote and sell new or established talent. They will attempt to sign artists believed to have commercial appeal in their genre, but will not require substantial advances or special production facilities. Typically, these artists will be commercially unknown. Producers for each of these labels are currently on staff (mentioned below) and can be supplemented with hired people who will work on a project basis.

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

Courage Records International Group

Courage Records International Group (CRIG) is an Independent record label for musical genres including; Country, Gospel, Southern Gospel, Country Christian, Folk, Americana, and any similar styles that may be created. CRIG is run primarily by Charlie Barrett. He has more than 25 years experience in the music industry.

Summary

As of July 31, 2001, the Company had accumulated a deficit during its development stage of $4,656,749. For the three months ended July 31, 2001, the Company had revenues of $11,161 and incurred a net loss of $613,222, compared to a net loss of $105,508 for the three months ended July 31, 2000. No revenues were recorded during the three months ended July 31, 2000. The increase in revenues is attributable to studio rental income. The increase in the net loss was due primarily to increased expenses of $518,875 for non cash consulting expenses and other increases in general operating expenses, primarily salaries, professional fees and web site development. For the nine months ended July 31, 2001, the Company had revenues of $11,161 and incurred a net loss of $2,091,707, compared to a net loss of $467,027 for the nine months ended July 31, 2000. No revenues were recorded during the nine months ended July 31, 2000. The increase in revenues is attributable to studio rental income. The increase in the net loss was due primarily to increased expenses of $1,635,841 for non cash consulting expenses and other increases in general operating expenses, primarily salaries, professional fees and web site development.

Cash used in operating activities was $382,446 for the period ended July 31, 2001 and $585,509 for the period ended July 31, 2000. Although losses for the period ended July 31, 2001 were $1,624,680 greater than for the period ended July 31, 2000, $1,260,629 of these losses were for non cash charges resulting from the issuance of Common Stock for services. Operating and investing activities were primarily funded by borrowings from stockholders ($208,121) and sales of common stock ($165,000) during the period ended July 31, 2001 as compared to sales of common stock ($823,550) for the period ended July 31, 2000.

Liquidity and Capital Resources

As of July 31, 2001, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to satisfactorily implement the business plan, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and other debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

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

ELINE ENTERTAINMENT GROUP, INC.

(Registrant)

Date: September 19, 2001

By: /s/ Anthony Fasulo

Anthony Fasulo, President and duly authorized officer.