Form 10KSB
period 2001-10-31
ELINE ENTERTAINMENT GROUP INC
filed 2002-02-28
CIK 1043150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

Date of Report: October 31, 2001

ELINE ENTERTAINMENT GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

000-30451

(Commission File Number)

88-0429856

(I.R.S. Tax ID Number)

14919 Lebanon Rd., Old Hickory, TN 37138

(Address of Principal Executive Offices and Zip Code)

(615) 754-1871

(Issuer's telephone number)

ELine Music.com

14919 Lebanon Rd., Old Hickory, TN 37138

(Former name and former address)

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001.

[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended October 31, 2001 totaled $17,861.

Aggregate Market Value of Voting and Non-Voting Common equity held by non-affiliates: $66,307

Number of Shares Outstanding as of October 31, 2001: 4,153,667

Documents incorporated by reference:

Proxy Statement Filed on March 16, 2001: Part I, Item 4

PART I

Item 1. Description of Business.

Business Development

Eline Entertainment Group Inc, (the "Company" or "Issuer").was originally incorporated under the laws of the State of Nevada as Rapid Retrieval Systems, Inc. ("RRS") on June 12, 1997. In August of 2000, RRS merged with ELine Music.com in an exchange of shares. RRS was the surviving entity of the merger, but subsequently changed its name to ELine Music.com, Inc. On September 14, 2001 Eline Music.com changed it's name to Eline Entertainment Group Inc. The Company has no subsidiaries or affiliated companies.

Business of Issuer

ELine Entertainment Group was established as a full service entertainment company to produce music, develop film & video productions for retail, theatrical, radio, Internet, television and cable broadcasting distribution networks.

The Company has successfully established and continues to produce several radio, television and Internet productions. The internet radio talk show "All About This" featuring Tony Del Vecchio, located at www.elinemusicradio.com is formatted for cable radio / television and is currently one of the feature talk shows in the internet community. The talk show can be listened to daily along with access to past shows in the archive database. A weekly "All About This" TV show is currently in development status with pilot shows available for viewing on the Internet. A spring 2002 demo reel of "All About This" has been produced along with artwork and is available to download as mp3 files.

ELine Entertainment Group has established and continues to develop Vidbox ( www.vidbox.net ) which is an interactive music video web site. Vidbox delivers high quality music videos on-demand. Music Videos from major and independent record labels are featured along with exclusive backstage interviews and concert footage. A Vidbox weekly television show is currently in pre-production and is planned to be in the production stage by the Company's fourth quarter 2002.

Wedding video production work has been developed to generate operational income and separate the Company from traditional dot.com financial philosophies. Magic Moments Video Productions (www.elineentertainment.com/magicmoments) operates out of the Stroudsburg, PA office and serves the Pocono, Lehigh Valley and Northwest New Jersey regions along with offering a variety of wedding video packages.

ELine Entertainment has found an increasing demand for the production work of commercials, corporate videos, music videos and electronic press kits (www.elineentertainment.com/epk). Marketing strategies are under development to establish ELine Entertainment Group as an elite source for film and video production.

The Company has established an independent record label named Street Flavor International Records. The label's first project, which features a group named "The Burnaz", has a release date of March 18, 2002. The dynamic rap group has samples of their music available at www.theburnaz.net. ELine Entertainment is reviewing multiple country, rap and rock music projects for production, and plans additional releases in the third and fourth quarters of 2002.

ELine Entertainment Group has continued to develop www.elinemusic.com, which was created to fill a void that currently exists in the entertainment/music business. Major labels, of which there are only five (5) or six (6), control about ninety-five percent (95%) of the industry. Independent artists and labels ('independents'), which are not part of the major labels, do not have a unified vehicle for the professional presentation of their work or an outlet for sales of their creations. These independents must currently work through fragmented channels, which do not have a significant impact on the industry. As a result, the music of the independents do not get adequate exposure to the consuming public. Additionally, the consumers have limited opportunity to purchase this music.

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

OTHER BUSINESS RELATED MATTERS

ELine Entertainment Group entered into an agreement on October 12, 2001 with IBIZ Technology who, through its state-of-the-art center and WEB-hosting facility, was to help develop and host the Vidbox site (www.vidbox.net), deliver Vidbox content and provide all hardware, technical support staff and facilities required to stream music videos to a worldwide audience. IBIZ was unable to satisfy the agreement due to economic problems and the termination of their co-location center. Both parties agreed to mutually terminate the agreement.

WEB Pay-Per-View, Inc. entered into a joint agreement with ELine Entertainment Group on June 4, 2001 to co-promote live music concerts of national artist and bands. Computer viewers were to use a 24-hour pay-per-view cyber ticketing system. WEB Pay-Per-View was unable to full-fill it's obligations on the joint venture due to inadequate funding. Both parties agreed to set aside the venture until such time as WPPV can secure funding to continue forward.

On April 25,2001 ELinemusic.com entered into an agreement to acquire Soniquest Studios located in Winter park, FL. ELinemusic.com was unable to satisfy it's obligations because of a lack of funding and therefore had no choice but to resend the deal with SoniQuest.

ELinemusic.com finalized a formal contract to acquire Thology Production Group, Inc. on April 15, 2001.

Although the agreement was finalized, due to disclosures to ELinemusic.com from International Digital Holding (IDIG) and much due deligence on the part of ELine, it became evident to ELine that there were many existing problems emanating from the board of directors and affiliated companies of IDIG. What appeared to be the major problem was the non-disclosure of existing problems between IDIG and VME, which owns the Hard & Heavy licensing for the content of RockThology. In a good faith effort ELine paid $45,000 to VME and guaranteed an additional $45,000 to keep the licensing agreement in whole which would allow ELine to seek distribution for the RockThology / Hard & Heavy project. After many hours of negotiations ELine was successful in partially completing a distribution agreement with Prime Entertainment, while keeping in compliance with the terms of agreements with VME and IDIG. ELine, however, was unsuccessful in keeping the IDIG RockThology / Hard & Heavy and Prime Entertainment deal together because of interference from a member of IDIG's board of directors who acted for his own gain and released confidential documents and inside information to Prime Entertainment thus preventing ELine from moving forward to make a fair and equitable deal with all parties mentioned above.

PRODUCTS AND SERVICES

Descriptions

The Company's Web-Site Network, as it stands today, is the product of an investment of approximately $605,000. Because much of the technological work on the website was managed and monitored by the Company, the true value to reproduce this website may be much greater and may reflect a substantial cost savings.

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

Item 2. Description of Property.

The Company operates its headquarters from building facilities located at 14919 Lebanon Road, Old Hickory, Tennessee 37138. The entire building is approximately eight thousand (8,000) square feet and the Company occupies approximately twenty two hundred (2200) square feet of which one half of this area is dedicated to a state of the art recording studio. The recording studio will be used to provide a service to artists and labels in need of such services, at a fee. During periods of low usage, the studio may be rented out as a supplemental source of revenue. The remainder of the facility is used for administrative purposes. The building is rented under a lease agreement. The lease period is seven years, (7) beginning from May,25, 2001 and ending on June 1, 2007.

The Company does not currently have any interests relating to investments in real estate, interest in real estate or real estate mortgages.

Item 3. Legal Proceedings.

The Company has been named in a lawsuit filed October 23, 2001, in Bergen County, New Jersey. The suit seeks damages of approximately $95,000 for breach of a lease agreement. Management continues to investigate the merits of this claim but does not believe that settlement of this claim, if any, will have a material effect on the financial statements. The Company is not a party to any other pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Shareholders Meeting was held on September 14, 2001. Submitted for a vote was the matter of changing the corporation's name to Eline Entertainment Group, Inc. At the date of the meeting, the Company had issued and outstanding 2,940,169 shares of common stock. 2,891,000 shares voted in favor of the name change; no shares were opposed and none abstained.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

The Company's common stock is traded on the OTC Bulletin Board. The stock is not as liquid as the stock of other companies that are on traded on the NASDAQ because of trading on the OTCBB. Additionally, of the four million one hundred fifty three thousand six hundred sixty seven (4,153,667) shares outstanding, there are one million six hundred twenty-one thousand and five (1,621,005) free trading shares and two million five hundred thirty two thousand and six hundred soxty two  (2,532,662) shares that are restricted The number of holders of record of common stock as of October 31, 2001 is two hundred twenty eight (228).

The following table sets forth the high and low closing price for the Company's common stock, in U.S. Dollars, by NASDAQ during each quarter since the stock was traded.

Quarter Ended . . . . . . . . . . . . . . . . . . High . . . . . . . . . .Low

July 31, 2000. . . . . . . . . . . . . . . . . . . . 2.50. . . . . . . . . . ..2.50

October 31, 2000. . . . . . . . . . . . . . . . . 3.00. . . . . . . . . . ..2.50

January 31, 2001. . . . . . . . . . . . . . . . . 2.50. . . . . . . . . . ..2.50

April 30, 2001. . . . . . . . . . . . . . . . . . . 1.50 . . . . . . . . . . 1.45

July 31, 2001. . . . . . . . . . . . . . . . . . . 1.01. . . . . . . . . . 1.01

October 31, 2001. . . . . . . . . . . . . . . . 1.24. . . . . . . . . . 1.24

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

Summary

As of October 31, 2001, the Company had accumulated a deficit during its development stage of $5,503,832. For the year ended October 31, 2001, the Company had revenues of $17,861 and incurred a net loss of $2,956,651, compared to a net loss of $2,565,042 for the year ended October 31, 2000. No revenues were recorded during the year ended October 31, 2000. The increase in revenues is attributable to studio rental income. The increase in the net loss was due primarily to a 419% increase in operating expenses of $1,536,899 compared to operating expenses of $295,989 at October 31, 2000. The increase is attributable to a non cash consulting agreement with an officer and shareholder and other increases primarily salaries, professional fees and web site development.

Cash used in operating activities was $546,134 for the year ended October 31, 2001 compared to $747,593 for the year ended October 31, 2000. Although losses for the year ended October 31, 2001 were $391,609 greater than for the year ended October 31, 2000, approximately $2,000,000 of these losses were for non cash charges resulting from the issuance of Common Stock for services and amortization of unearned consulting fees. Operating and investing activities were primarily funded by borrowings from stockholders of $211,174 and sales of common stock of $271,520 during the year ended October 31, 2001 as compared to borrowings from stockholders of $435,200 and sales of common stock of $709,000 for the year ended October 31, 2000.

Liquidity and Capital Resources

As of October 31, 2001, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to satisfactorily implement the business plan, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and other debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

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

Item 7. Financial Statements.

Included herewith are the audited financial statements for the period ending October 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

Eline Entertainment Group, Inc.

Old Hickory, Tennessee

We have audited the accompanying balance sheet of Eline Entertainment Group, Inc. as of October 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Eline Entertainment Group, Inc. as of October 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses.  This condition raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RODEFER, MOSS & CO., PLLC

Knoxville, Tennessee

February 22, 2002

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Balance Sheet

October 31, 2001

ASSETS
Current Asset
Cash
$688

Property, equipment and leasehold improvements, net	247,712
Web site, net
74,335
$322,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft
$1,378
Accounts payable
220,316
Accrued expenses
95,924
Advance from distributor
94,527
Notes payable - stockholders
308,388
Note payable - consultant
100,000
Current portion of capital lease obligations
22,276
Total Current Liabilities	842,809
Notes payable ' stockholders
160,500
Capital lease obligations, net of current portion
52,291
Total Liabilities	1,055,600
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares

Authorized, none issued

Common stock, $.02 par value; 100,000,000 shares

Authorized; 4,153,667 issued or to be issued
83,073
Additional paid-in capital
11,684,319
Unearned consulting fees and compensation
(6,996,425)
Deficit accumulated during the development stage
(5,503,832)
Total Stockholders' Deficit	(732,865)
$322,735

The accompanying notes are an integral part of these financial statements.

F-1

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Operations

Years Ended October 31, 2001 and 2000 and the

Period from November 2, 1999

(Date of Inception) to

October 31, 2001

	Year Ended 2001	Year Ended 2000	Period From November 2, 1999 to October 31, 2001

Studio rental income	$17,861	$--	$17,861

Operating expenses	1,536,899	295,989	1,832,888
Web site maintenance	244,794	165,793	410,587
Consulting fees	1,160,985	2,099,805	3,260,790
Interest expense	13,973	3,455	17,428
	2,956,651	2,565,042	5,521,693
Net loss
	$(2,938,790)	$(2,565,042)	$(5,503,832)

Basic and diluted loss per share	$(1.94)	$(4.87)	$(5.41)

Weighted average
Shares outstanding
	1,513,429	527,066	1,018,135

The accompanying notes are an integral part of these financial statements

F-2

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Changes in Stockholders' Defecit

Years Ended October 31, 2001 and 2000 and the

Period from November 2, 1999 (Date of Inception)

To October 31, 2001

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Consulting Fees and Compensation	Deficit Accumulated During the Development Stage	Total
Initial capitalization of Company	500,000	$10,000	$(10,000)	$--	$--	$--
Effects of reverse acquisition	16,250	325	168,575			168,900
Common stock sold through private placement	4,000	80	159,920			160,000
Common stock to be issued	14,725		589,000			589,000
Common stock issued to consultants	40,000	800	1,599,200			1,600,000
Net loss					(2,565,042)	(2,565,042)
Balance, October 31, 2000	574,975	11,205	2,506,695	--	(2,565,042)	(47,142
Common stock sold through private placement - March through May, 2001	6,788	136	271,384			271,520
Issuance of subscribed shares - March and April 2001		294	(294)			--
Common stock issued to consultants - March through August 2001	1,621,904	32,438	3,085,534	(2,452,500)		665,472
Common stock issued to officer and shareholder - June 2001	1,950,000	39,000	5,232,500	(5,362,500)		--
Stock options issued			497,500	(497,500)		--
Amortization of unearned consulting fees & compensation				1,316,075		1,316,075
Net loss					(2,938,790)	(2,938,790)
Balance, October 31, 2001	4,153,667	$83,073	$11,684,319	$(6,996,425)	$(5,503,832)	$(732,865)

The accompanying notes are an integral part of these financial statements.

F-3

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

Years Ended October 31, 2001 and 2000 and the

Period from November 2, 1999 (Date of Inception)

To October 31, 2001
	2001	2000	Period From November 2, 1999 to October 31, 2001
Operating Activities
Net loss	$(2,938,790)	$(2,565,042)	$(5,503,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,498	36,708	132,206
Amortization of unearned consulting fees and compensation	1,316,075	--	1,316,075
Note payable issued for consulting fees	--	100,000	100,000
Forfeiture of deposit on building	50,000	--	50,000
Common stock issued and to be issued for consulting fees and options	665,472	1,640,000	2,305,472
Changes in operating liabilities: Accounting payable	199,101	11,327	210,428
Accrued expenses	66,510	29,414	95,924
Net Cash used in Operating Activities	(546,134)	(747,593)	(1,293,727)
Investing Activities:
Web site design expenditure	--	(94,896)	(94,896)
Deposit on building	--	(50,000)	(50,000)
Purchase of property and equipment	(13,116)	(259,533)	(272,649)
Net Cash Used in Investing Activities	(13,116)	(404,429)	(417,545)
Financing Activities:
Proceeds from borrowings from stockholders	211,174	435,200	646,374
Advance from distributor	94,527	--	94,527
Cash received in reverse acquisition	--	1,302	1,302
Sale of common stock	271,520	709,000	980,520
Cash overdraft	(6,561)	7,939	1,378
Payments on capital lease obligations	(11,410)	(731)	(12,141)
Net Cash Provided by Financing Activities	559,250	1,152,710	1,711,960
Increase in Cash	0	688	688
Cash, beginning of period	688	--	--
Cash, end of period	$688	$688	$688

The accompanying notes are an integral part of these financial statements.

F-4

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations Eline Entertainment Group, Inc. ("Eline") is a development stage entertainment industry company formed on November 2, 1999 that maintains an Internet presence designed to fit the needs of independent artists and labels. Through October 31, 2001, Eline has not generated significant operating revenue but has focused primarily on raising capital, developing its web site and building a management team.

On August 15, 2000, Rapid Retrieval Systems, Inc. ("Rapid"), an inactive publicly-held company, acquired Eline by issuing 500,000 shares of its common stock to the stockholders of Eline in exchange for all of the outstanding shares of Eline . As part of the transaction, officers and directors of Rapid received $250,000 in consulting fees which were expensed. The stockholders of Eline (legal acquiree), after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Eline is the acquirer and Rapid is the acquiree. In connection with the acquisition, Rapid, which is the surviving legal entity, changed its name to Eline Entertainment Group, Inc.

The financial statements of Eline and Rapid (collectively, the "Company") are the historical financial statements of Eline through August 15, 2000, the date of acquisition, at which time the assets and liabilities of Rapid were combined with those of Eline. Rapid's assets included cash of $1,302 and its liabilities included accounts payable of $9,888 and a balance due to a stockholder of $77,514. During the period from January 1, 2000 to August 15, 2000, the only period for which a statement of operations for Rapid is available, Rapid generated no revenue and incurred expenses and a net loss of approximately $30,000. Had the acquisition of Rapid occurred at Eline's inception, on a pro-forma basis, the Company's loss for the period from November 2, 1999 (date of inception of Eline) to October 31, 2000 would have been approximately $2,595,000 (unaudited), or $5.00 per share (unaudited).

Cash and Cash Equivalents The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock Based Compensation The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant. The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees.

Property, equipment and leasehold improvements Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed by the Company using the straight-line method over the estimated useful lives of the related assets or their lease term which range from three to seven years.

Web site development costs The Company accounts for costs incurred in connection with the development of its web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2 "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involve acquiring hardware and/or developing software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting the web site on its server(s) connected to the Internet are expensed. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of the web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years.

Impairment of long-lived assets The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts.

Income taxes The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (loss) per share The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. For all periods presented all securities convertible into common shares were anti-dilutive.

Non-Cash Equity Transactions Goods and services acquired through the issuance of common stock are valued on the date of the transaction based on the closing bid price for the Company's common stock.

Note 2 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

During the years ended October 31, 2001 and 2000, and for the period from November 2, 1999 (date of inception) to October 31, 2001, the Company paid $1,973, $1,154 and $ 3,127, respectively, in interest and paid no income taxes and the following transactions not affecting cash occurred:

The Company acquired $81,534, $5,174, $86,708 of equipment under capital leases during the years ended October 31, 2001 and 2000, and for the period from November 2, 1999 (date of inception) to October 31, 2001, respectively.

The Company converted a $255,000 note payable due to a stockholder into common stock during the year ended October 31, 2000.

Note 3- BUSINESS CONDITION

Going concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a cumulative net loss of $5,503,832 during the period from November 2, 1999 (date of inception) to October 31, 2001. In addition, as of October 31, 2000, the Company has a working capital deficiency of $520,074 and a stockholders' deficiency of $732,865. Although a substantial portion of the Company's net loss is attributable to noncash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

Equipment (including $86,708 under a capital lease)	$172,911
Furniture and Fixtures	10,169
Studio	26,353
Web site hardware	101,915
Leaseholder imrpovements	48,009
Total	359,357
Less accumulated depreciation and amortization (including $15,142 under a capital lease)	111,645
$247,712

Depreciation and amortization expense for the years ended October 31, 2001 and 2000 was $95,498 and $36,708, respectively.

NOTE 5 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders are comprised of the following:

Noninterest bearing notes payable to stockholders on demand	$308,388
Noninterest bearing note payable to stockholder on October 31, 2003	160,500
Total	$468,888

NOTE 6 - NOTE PAYABLE - CONSULTANT

At October 31, 2001 the Company had a $100,000 demand note payable to a company affiliated with one of the Company's stockholders for consulting services bearing interest at 10%. Interest expense related to this debt for the year ended October 31, 2001 was $10,000 and for the period from November 2, 1999 (date of inception) to October 31, 2001 was $11,989.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period from November 2, 1999 (date of inception) to October 31, 2000, the Company expensed approximately $45,000 related to publishing fees and miscellaneous other costs paid to a corporation partially owned by the majority stockholder of the Company.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

The Company leases telephone, computer and studio equipment under capital leases which are summarized as follows:

Payable in monthly installments of $1,826, including interest through October 2005; collateralized by telephone, computer and studio equipment	$81,039
Less amount representing interest	6,472
Total	74,567
Less current portion	22,276
$52,291

Principal payment requirements under the capital leases in years subsequent to October 31, 2001 are as follows:

Year Ending October 31,	Amount
2002	$22,276
2003	18,251
2004	15,483
2005	16,060
2006	2,497
$74,567

this debt for the year ended October 31, 2001 was $10,000 and for the period from November 2, 1999 (date of inception) to October 31, 2001 was $11,989.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facility under an operating lease that expired in May, 2001 with an option to renew for an additional eighteen months. The Company paid $50,000 for an option to purchase for $425,000 the building in which the Company occupies space.  The  option expired March 9, 2001 and the Company forfeited the $50,000. Rent expense for the years ended October 31, 2001 and 2000 was approximately $13,365 and $11,000, respectively, and $24,365 for the period from November 2, 1999 (inception) to October 31, 2001.

The Company has been named in a lawsuit filed October 23, 2001, in Bergen County, New Jersey. The suit seeks damages of approximately $95,000 for breach of a lease agreement. Management continues to investigate the merits of this claim but does not believe that settlement of this claim, if any, will have a material effect on the financial statements for the year ended October 31, 2001 or for the period from November 2, 1999 (inception) to October 31, 2001.

NOTE 10 - INCOME TAXES

As of October 31, 2001, the Company's only significant temporary differences were net operating loss carryforwards of approximately $5,385,125 available to reduce future Federal and state taxable income, These carryforwards begin expiring in 2019 through 2021. Due to the uncertainties related to the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of the net operating loss carryforwards of approximately $1,020,000 by an equivalent valuation allowance as of October 31, 2001.

The valuation allowance increased by $1,160,000, $1,020,000 and $2,180,000, respectively, for the years ended October 31, 2001, 2000 and for the period from November 2, 1999 (inception) to October 31, 2001.

A reconciliation of income tax benefit attributable to loss before cinome taxes differed from amounts computed by applying the United States of America federal income tax rate of 34% to loss before income taxes follows:

	Year Ended 2001	Year Ended 2000	Period From November 2, 1999 to October 31, 2001
Computed expected income tax benefit	$986,000	$867,000	$1,853,000
State taxes	174,000	153,000	327,000
	$1,160,000	$1,020,000	$2,180,000

NOTE 11 - CAPITAL STRUCTURE AND COMMON STOCK

Preferred stock:

The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. Any preferences accorded to preferred stock are to be determined by the Board of Directors upon issuance (See Note 12).

In March, 2001, the Company amended its articles of incorporation to increase authorization of the Company's $.02 par value common stock from 20,000,000 to 100,000,000 shares.

In May 2001, the Company declared a 20:1 reverse stock split on all of its outstanding shares of common stock. The reverse split has been retroactively applied to all periods presented herein.

Issuances of common stock:

In December 1999, the Company converted a note payable to a stockholder with a balance of $255,000 into 4,250 shares of common stock. Such shares were effectively issued on August 15, 2000 in connection with the reverse acquisition.

From January through March 2000, the Company initiated a private offering of common stock and issued 18,725 shares for $749,000 ($40/share). From November 2000 through December 2001, the Company completed a private offering of common stock and issued 6,788 shares for $271,520 ($40/share). Each unit consisted of one share of common stock and one A, B and C warrant exercisable at $100, $200 and $400, respectively. The warrants expire three years from the dates of grant.

In August and September 2000, the Company issued 40,000 shares of common stock with a fair value of $1,600,000 as payment for consulting services.

From November 2000 through October 2001, the Company issued 1,621,904 shares of common stock with a fair value of $3,085,534 as payment for consulting services. Of these costs, $665,472 was expensed immediately, and $2,452,500 in costs was for services to be delivered over terms of up to five years. Amortization of these prepaid costs in 2001 was $410,144, and the remaining balance included among "Unearned consulting fees and compensation" was $2,042,356.

In May 2001, the Company issued 1,950,000 shares of common stock with a fair value of $5,362,500 to an officer and stockholder as compensation for a consulting agreement expiring in May 2006. Included among "Unearned consulting fees and compensation" at October 31, 2001 was $4,954,068. The Company amortized approximately $408,432 of consulting fees related to this agreement during the year ended October 31, 2001.

Also in, 2001, the Company granted its then chief operating officer options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $.01. These options also expire in ten years from the date of grant. Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant. Accordingly, the Company recognized expense of $497,500 associated with the grants during 2001.

Information regarding the options and warrants for 2001 and from November 2, 1999 (inception) to December 31, 2001 is as follows:

	2001
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	25,575	$233.33
Options canceled	-	N/A
Options exercised	-	N/A
Options granted	250,000	0.01
Options outstanding, end of year	275,575	21.66
Options exercisable, end of year	275,575	21.66
Option price range, end of year	$.01 to $400
Option price range for exercised shares	N/A
Options available for grant at end of year	0
Weighted average fair value of options granted during the year	N/A

No options were outstanding at the beginning of the period from inception to October 31, 2001, 275,575 options were granted during the period, and no options were canceled or exercised.  Outstanding at the end of the period were 275,575 options with prices ranging from $.01 to $400 and weighted average exercise price of $21.66.

Note 12 - SUBSEQUENT EVENTS

On November 8, 2001 the Company issued 4,000,000 shares of Class A special preferred stock to an officer and stockholder. The Class A special preferred stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A special preferred stock receives five votes in stockholder voting matters. Dividend and redemption features are determinable at the sole discretion of the board of directors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

Eline Entertainment Group, Inc.

We have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows for the period from November 2, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Eline Entertainment Group, Inc's, results of operations and cash flows for the period from November 2, 1999 (date of inception) to October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 3 to the financial statements, the Company's operations have generated no revenues and have incurred a net loss and it had a working capital deficit and a stockholders' deficit as of October 31, 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. COHN LLP

Roseland, New Jersey

January 15, 2001

J.H. Cohn, LLP authorizes use of this report in thie 2001 Form 10-KSB of ELine Entertainment Group, Inc. as of 2/28/02

Item 8. Changes in and Disagreements with Accountants.

Registrant's primary accountant, J. H. Cohn, LLC was dismissed on October 15, 2001. None of the principal accountants' report on the financial statements previously filed over the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion or modification. The report did include an explanatory paragraph regarding the company's ability to continue as a going concern.  The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On October 22, 2001, the Company engaged Roderfer Moss, LLC as its principal independent accountants. Prior to such engagement, the Company did not contact the accountant regarding any matter which would require disclosure in this item.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons.

The Members of the Board of Directors and Executive Officers are as follows:

Sonny Paradise

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

On July 11, 2001 John P. Brancaccio resigned his position as President & COO of ELinemusic.com and took the position of Executive Vice President of Finance as a non-officer and as a non-director.

Anthony Fusolo

Anthony Fasulo, who has acted as an advisor and consultant to ELinemusic.com for two and a half years, became the acting president. Mr. Fasulo graduated from Rollins College in 1996 with a BA in Psychology and a minor in Business. Mr. Fasulo's background included extensive investment relations between brokerage firms and corporations. His knowledge and contacts made him a good candidate as the interim president of Elinemusic.com.

Kevin Grisham

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

Mr. Grisham will concentrate in the creative and talent development areas

Each Member of the Board of Directors will serve from the date of election until the next annual meeting.

Item 10. Executive Compensation

The following table summarizes compensation earned in the 2001 and 2000 fiscal years by all of the executive officers.

Annual Compensation				Long-Term Compensation
	Year	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	Total Compensation
Sonny Paradise, CEO, Chairman	2000	$32,238	--	--	--	--	--
John P. Brancaccio, President, COO, Director	2000	$10,313	--	--	--	--	--
Charles Barrett, VP, Director	2000	$31,837	--	--	--	--	--
Kevin Grisham, VP, Director	2000	$31,170	--	--	--	--	--
Sonny Paradise, CEO, Chairman	2001	$3,000	--	--	--	--	--
John P. Brancaccio, President, Director	2001	$89,000	--	--	--	--	--
Charlie Barrett, VP, Director	2001	$22,000	--	--	--	--	--
Kevin Grisham, VP, Director	2001	$26,000	--	--	--	--	--

Item 11. Security Ownership of, Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of the Company's Common Stock October 31, 2001, by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.
Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
Common	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	360,801	8.7%
Common	Anthony Delvecchio 5497 Music Center Drive East Stroudsburg, PA 18301	250,000	5.9%
Common	Steven Demko 9 Fork Street Mt. Pocono, PA 18344	280,000	6.6%
Common	John Nola 14 North 6thStreet Stroudsburg, PA	250,000	5.9%
Common	James Stewart 14 North 6th Street Stroudsburg, PA	400,000	9.5%
Common	Sonny Paradise, CEO, Chairman of the Board 14919 Lebanaon Rd, Old Hickory, TN 37138	2,430,050	57.7%
Common	Officers and Directors as a Group	2,430,050	57.7%

Item 12. Certain Relationships and Related Transactions

During the period from November 2, 1999 (date of inception) to October 31, 2000, the Company purchase approximately $45,000 of publishing rights and other costs from a corporation partially owned by the majority stockholder of the Company.

Item 13. Exhibits and Reports on Form 8-K
Exhibit No.	Document	Location
2	Agreement and Plan of Merger	Incorporated by Reference
3	Articles of Incorporation and Bylaws	Incorporated by Reference
13	Annual or Quarterly Reports on Form 10-Q	Incorporated by Reference
17	Letter on Change in Principal Accountant	Incorporated by Reference
23	Consents of Experts and Counsel	Attached

Reports on Form 8-K

The Issuer filed the following reports on Form 8-K
Date Filed	Date of Report	Item	Financial Statements Filed
03/09/01	03/09/01	7	For 07/31/00 of Eline Music.com
10/22/01	10/15/01	4	None
10/25/01	10/15/01	4	None
11/26/01	10/22/01	4	None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELINE MUSIC.COM, INC.

/s/ Sonny Paradise

Sonny Paradise, CEO and Board Member

/s/ Kevin Grisham

Kevin Grisham, Board Member