Form 10QSB
period 2002-01-31
ELINE ENTERTAINMENT GROUP INC
filed 2002-03-22
CIK 1043150

Form 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30451

ELINE ENTERTAINMENT GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada 88-0429856

(State or other jurisdiction of (IRS Identification No.)

incorporation or organization)

14919 Lebanon Road

Old Hickory, TN 37138

(Address of principal executive offices)

Phone: 604-684-2933

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

Applicable only to corporate issuers

The issuer had 4,253,667 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No _X

Part I - Financial Information

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Balance Sheets

	January 31,	October 31,
	2002	2001
ASSETS	(unaudited)
Current Asset
Cash	$101	$688

Property, equipment and leasehold improvements, net	227,266	247,712
Web site, net	69,590	74,335

	$296,957	$322,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$1,378
Accounts payable	222,892	220,316
Accrued expenses	106,424	95,924
Advance from distributor	94,527	94,527
Notes payable - stockholders	308,388	308,388
Note payable - consultant	100,000	100,000
Current portion of capital lease obligations	28,376	22,276

Total Current Liabilities	860,607	842,809

Notes payable - stockholders	172,500	160,500
Capital lease obligations, net of current portion	46,191	52,291

Total Liabilities	1,079,298	1,055,600

STOCKHOLDERS- DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued	-	-
Common stock, $.02 par value; 100,000,000 shares
authorized; 4,253,667 and 4,153,667 issued or to be issued	85,073	83,073
Additional paid-in capital	11,806,319	11,684,319
Unearned consulting fees and compensation	(6,257,925)	(6,996,425)
Deficit accumulated during the development stage	(6,415,808)	(5,503,832)

Total Stockholders- Deficit	(782,341)	(732,865)

	$296,957	$322,735

The accompanying notes are an integral part of these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Operations

Three Months Ended January 31, 2002 and 2001 and the

Period from November 2, 1999

(Date of Inception) to

January 31, 2001

(unaudited)

				Period From
				November 2, 1999
		Three Months Ended		to
		January 31,		January 31,
		2002	2001	2002

	Studio rental income	$-	$-	$17,861

	Operating expenses	46,976	125,676	1,583,875
	Web site maintenance	-	77,851	244,794
	Consulting fees	862,500	60,334	2,023,485
	Interest expense	2,500	3,090	16,473

	Total Expenses	911,976	266,951	3,868,627

Net revenues	Net loss	(911,976)	$(266,951)	$(3,850,766)

	Basic and diluted loss per share	$(0.21)	$(0.46)	$(2.80)

	Weighted average
	shares outstanding	4,253,667	576,687	1,376,763

The accompanying notes are an integral part of these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Changes in Stockholders- Deficit

Period from November 2, 1999 (Date of Inception)

to January 31, 2002
					Deficit
				Unearned	Accumulated
			Additional	Consulting	During the
	Common Stock		Paid-In	Fees and	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Initial capitalization of Company	500,000	$10,000	$(10,000)	$-	$-	$-

Effects of reverse acquisition	16,250	325	168,575			168,900

Common stock sold through
private placement	4,000	80	159,920			160,000

Common stock to be issued	14,725		589,000			589,000

Common stock issued to
consultants	40,000	800	1,599,200			1,600,000

Net loss					(2,565,042)	(2,565,042)

Balance, October 31, 2000	574,975	11,205	2,506,695	-	(2,565,042)	(47,142)

Common stock sold through
private placement - March through May, 2001	6,788	136	271,384			271,520

Issuance of subscribed shares - March and April, 2001		294	(294)			-

Common stock issued to
consultants - March through August , 2001	1,621,904	32,438	3,085,534	(2,452,500)		665,472

Common stock issued to
officer & shareholder - June 2001	1,950,000	39,000	5,323,500	(5,362,500)		-

Stock options issued			497,500	(497,500)		-

Amortization of unearned
consulting fees & compensation				1,316,075		1,316,075

Net loss					(2,938,790)	(2,938,790)

Balance, October 31, 2001	4,153,667	83,073	11,684,319	(6,996,425)	(5,503,832)	(732,865)

Amortization of unearned
consulting fees & compensation				738,500		738,500

Common stock issued to consultant	100,000	2,000	122,000			124,000

Net loss					(911,976)	(911,976)
Balance, January 31, 2002	4,253,667	$85,073	$11,806,319	$(6,257,925)	$(6,415,808)	$(782,341)

The accompanying notes are an integral part these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

Three Months Ended January 31, 2002 and 2001 and the

Period from November 2, 1999 (Date of Inception)

To January 31, 2002
Period From
November 2, 1999
to January 31,
2002	2001	2002
Operating Activities:
Net loss	$(911,976)	$(266,951)	$(3,850,766)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	25,191	21,126	120,689
Amortization of unearned consulting fees
and compensation	738,500	-	2,054,575
Note payable issued for consulting fee	-	-	-
Forfeiture of deposit on building	-	-	50,000
Common stock issued and to be
issued for consulting fees	and options	124,000	-	789,472
Changes in operating liabilities:
Accounts payable	2,576	56,724	201,677
Accrued expenses	10,500	30,647	77,010

Net Cash Used in Operating Activities	(11,209)	(158,454)	(557,343)

Investing Activities:
Web site design expenditure	-	-	-
Deposit on building	-	-	-
Purchase of property and equipment	-	(2,771)	(13,116)

Net Cash Used in Investing Activities	-	(2,771)	(13,116)

Financing Activities:
Proceeds from borrowings from stockholders	12,000	66,215	223,174
Advance from distributor	-	-	94,527
Cash received in reverse acquisition	-	-	-
Sale of common stock	-	115,000	271,520
Cash overdraft	(1,378)	(7,939)	(7,939)
Payments on capital lease obligations	-	(554)	(11,410)

Net Cash Provided by Financing Activities	10,622	172,722	569,872

Decrease in Cash	(587)	11,497	(587)

Cash, beginning of period	688	-	688

Cash, end of period	$101	$12,185	$101

The accompanying notes are integral part of the unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 1 - Basis of Presentation

Business The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2001 included in the Company's Annual Report on Form 10-KSB.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $6,415,808 during the period from November 2, 1999 (date of inception) to January 31, 2002. In addition, as of January 31, 2002, the Company has a working capital deficiency of $860,506 and a stockholders' deficiency of $782,341. Although a substantial portion of the Company's cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to independent artists and labels, (ii) increase the number of visitors to its current web site, (iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

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

Note 2 - Statement of Cash Flows Supplemental Disclosure

During the three months ended January 31, 2002 and 2001, and for the period from November 2, 1999 (date of inception) to January 31, 2002, the Company paid $0, $590 and $5,428, respectively, in interest and paid no income taxes, and, transactions not affecting cash, the Company acquired $81,534 and $86,708 of equipment under capital leases during the three months ended January 31, 2001 and for the period from November 2, 1999 (date of inception) to January 31, 2002, respectively.

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 3 - Stockholders' Equity

During the three months ended January 31, 2002, the Company issued 100,000 shares of common stock, totaling $124,000, as compensation to consultants.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Liquidity and Capital Resources, "and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the SEC.

GENERAL

Eline Entertainment Group Inc, (the "Company" or "Issuer") was originally incorporated under the laws of the State of Nevada as Rapid Retrieval Systems, Inc. ("RRS") on June 12, 1997. In August of 2000, RRS merged with ELine Music.com in an exchange of shares. RRS was the surviving entity of the merger, but subsequently changed its name to ELine Music.com, Inc. On September 14, 2001 Eline Music.com changed its name to Eline Entertainment Group Inc. The Company has no subsidiaries or affiliated companies.

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

The Company has established an independent record label named Street Flavor International Records. The label's first project, which features a group named "The Burnaz", has a release date of March 18, 2002. The dynamic rap group has samples of their music available at www.burnaz.net. ELine Entertainment is reviewing multiple country, rap and rock music projects for production, and plans additional releases in the third and fourth quarters of 2002.

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

Formed as an Internet company designed to fit the needs of these independents, the Company's Web-Site Network provides the needed outlet where labels and artists can showcase and sell their music. Through the recruitment of independents, revenues are expected to be generated from artists through the sales of services, such as production and/or airing of music videos, website creation and electronic press kits. Consumer sales will consist of downloaded music (individual songs or full albums) from the Company's website, hard copy sales of CD's and other related consumer products, such as event tickets. Because of the company's contractual financial agreements with the intellectual property owners of all music on the Website, there will be few, if any of the difficulties encountered by other music Internet companies for example, Elinemusic.com has a non exclusive distribution agreement with every artist on it's music web site. This agreement allows for the Independent Label or Artist to sell there music on Eline's website and split the sales on a 50/50 basis allowing Eline to keep 50% of sales and the responsibility of paying the Publishing/Writing Royalties falls back to the Independent Artist or Label.

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

SUMMARY

As of January 31, 2002, the Company had accumulated a deficit during its development stage of $6,415,808. For the three months ended January 31, 2002 and 2001, the Company had no revenues and incurred a net loss of $911,976, compared to a net loss of $266,951 for the three months ended January 31, 2002. The increase in the net loss was due primarily to a $802,166 increase in non-cash consulting fees of $862,500 compared to consulting fees of $60,334 for the three months ended January 31, 2001.

Cash used in operating activities was $11,209 for the three months ended January 31, 2002 compared to $158,454 for the same period in the prior year. Although losses for the three months ended January 31, 2002 were $645,025 greater than for the same period in the prior year, approximately $862,500 of these losses were for non cash charges resulting from the issuance of Common Stock for services and amortization of unearned consulting fees. Operating and investing activities were primarily funded by borrowings from stockholders of $12,000 during the three months ended January 31, 2002 as compared to borrowings from stockholders of $66,515 and sales of common stock of $115,000 for the three months ended January 31, 2001.

Liquidity and Capital Resources

As of January 31, 2002, the Company had insufficient cash and working capital to fund operations during the next year. In order to satisfy the cash needs of the Company for the following twelve months and to satisfactorily implement the business plan, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and other debt financing. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone implementation of the business plan and suspend current operating transactions.

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

Technological aspects are an important part of the strategy, and are the responsibility of the Company's management. ELine currently has a close, contractual relationship with Creative Network, Inc (CNI). CNI is a dedicated vendor to the Company. Its computer related expertise created, maintains and services the website. In its vendor role, CNI will upload new artist music to the Website, create and implement enhancements, and physically house the Server and other computer related equipment. The Company intends to acquire CNI for three hundred and seventy five thousand dollars ($375,000), subject to financing and negotiations with CNI for payment of stock for some or all of the purchase price.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Sonny Paradise

Sonny Paradise

President and duly authorized officer