Form 10QSB
period 2002-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2002-06-20
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________

Commission File Number: 000-30451

ELINE ENTERTAINMENT GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of

Incorporation or organization)

88-0429856

(IRS Employer Identification No.)

4757 East Greenway Rd, Suite. 107B, Phoenix, AZ 85032

(Address of Principal executive offices)

 (602) 434-7857

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

YES      X        NO _____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

12,017,954 shares as of May 15, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this quarterly report regarding Eline Entertainment Groups and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

When used in this Quarterly Report on Form 10-QSB, "Eline," "we," "our," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation.

INDEX

Part I. Financial Information

Item 1. Financial Information

Balance Sheets at April 30, 2002 (unaudited) and October 31, 2001

Statements of Operations (unaudited) for the three and six months ended April 30, 2002 and 2001 and from the period from November 2, 1999 (Date of Inception) to April 30, 2002

Statements of Change in Stockholders’ Deficit (unaudited) for the period from November 2, 1999 (Date of Inception) to April 30, 2002

Statements of Cash Flows (unaudited) for the six months ended April 30, 2002 and 2001and for the period from November 2, 1999 (Date of Inception) to April 30, 2002

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Information

ELINE ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Balance Sheets

	April 30,	October 31,
	2002	2001
ASSETS	(unaudited)
Current Asset
Cash	$-	$688

Property, equipment and leasehold improvements, net	206,400	247,712
Web site, net	64,846	74,335

	$271,246	$322,735

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Bank overdraft	$-	$1,378
Accounts payable	214,392	220,316
Accrued expenses	119,554	95,924
Advance from distributor	94,527	94,527
Notes payable - stockholders	316,888	308,388
Note payable - consultant	100,000	100,000
Current portion of capital lease obligations	32,148	22,276

Total Current Liabilities	877,509	842,809

Notes payable - stockholders	172,500	160,500
Capital lease obligations, net of current portion	42,419	52,291

Total Liabilities	1,092,428	1,055,600

STOCKHOLDERS DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued	-	-
Common stock, $.02 par value; 100,000,000 shares
authorized; 4,253,667 and 4,153,667 issued or to be issued	85,073	83,073
Additional paid-in capital	11,806,319	11,684,319
Unearned consulting fees and compensation	(5,519,425)	(6,996,425)
Deficit accumulated during the development stage	(7,193,149)	(5,503,832)

Total Stockholders Deficit	(821,182)	(732,865)

	$271,246	$322,735

The accompanying notes are an integral part of these unaudited financial statements.
F-1

ELINE ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Statements of Operations
Three and Six Months Ended April 30, 2002 and 2001 and the Period From
November 2, 1999 (Date of Inception) to April 30, 2002
(Unaudited)

									Period From
									November 2, 1999
		Three Months Ended				Six Months Ended			to
		April 30,				April 30,			April 30,
		2002		2001		2002		2001	2002

Studio rental income	$		$		$		$		$17,861

Operating expenses		36,341		479,039		83,317		665,049	1,916,205
Web site maintenenace		0		83,913				161,764	410,587
Consulting fees		738,500		644,330		1,601,000		644,330	4,861,790
Interest expense		2,500		4,252		5,000		7,342	22,428

Net loss		$(777,341)		$(1,211,534)		$(1,689,317)		$(1,478,485)	$(7,193,149)

Basic loss per share		$(0.18)		$(2.06)		$(0.40)		$(2.54)	$(3.47)

Basic weighted average
shares outstanding		4,253,667		587,542		4,253,114		582,014	2,071,145

The accompanying notes are an integral part of these unaudited financial statements.

ELINE ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Statements of Cash Flows
Six Months Ended April 30, 2002 and 2001 and the
Period from November 2,1999 (Date of Inception)
To April 30, 2002
	Six Months Ended April 30, 2002	Six Months Ended April 30, 2001	Period from November 2, 1999 to April 30, 2002

Operating Activities:
Net Loss	$(1,689,317)	$(1,478,485)	$(7,193,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	50,801	45,856	183,007
Amortization of unearned
consulting fees and compensation	1,477,000	-	2,793,075
Note payable issued for
consulting fee	-	-	100,000
Forfeiture of deposit on building	-	-	50,000
Common stock issued and to be
issued for consulting fees and
options	124,000	962,330	2,429,472
Changes in Operating liabilities
Prepaid expenses	-	(45,000)	-
Accounts Payable	(5,924)	170,437	204,504
Accrued expenses	23,630	16,087	119,554
Net cash used in Operating
Activities	(19,810)	(328,785)	(1,313,537)

Investing Activities:
Web site design expenditure	-	-	(94,896)
Deposit on building	-	-	(50,000)
Purchase of property and equip	-	(15,291)	(272,649)

Net Cash Used in Investing
Activities	-	(15,291)	(417,545)

Financing Activities:
Proceeds from borrowings from
stockholders	20,500	201,215	666,874
Advance from distributor	-	-	94,527
Cash received in reverse acquisition	-	-	1,302
Sale of common stock	-	165,000	980,520
Cash overdraft	(1,378)	(7,939)	-
Payments on capital lease obligation	-	(7,026)	(12,141)

Net Cash Provided by Financing
Activities	19,122	351,250	1,731,082

Decrease in Cash	(688)	7,174	-
Cash, beginning of period		(688)	7,174
Cash, end of period		-	7,862

The accompanying notes are an integral part of these unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

Statements of Changes in Stockholders' Deficit
Period from November 2,1999 (Date of Inception)
to April 30, 2002

					Deficit
				Unearned	Accumulated
			Additional	Consulting	During the
	Common Stock		Paid-In	Fees and	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Initial capitalization of Company	500,000	$10,000	$(10,000)	-	$-	$-

Effects of reverse acquisition	16,250	325	168,575			168,900

Common stock sold through
private placement[1]	4,000	80	159,920			160,000

Common stock to be issued	14,725		589,000			589,000

Common stock issued to
consultants	40,000	800	1,599,200			1,600,000

Net loss					(2,565,042)	(2,565,042)

Balance, October 31, 2000	574,975	11,205	2,506,695	-	(2,565,042)	(47,142)

Common stock sold through
private placement - March through May, 2001[2]	6,788	136	271,384			271,520

Issuance of subscribed shares - March and April, 2001		294	(294)			-

Common stock issued to
consultants - March through August , 2001	1,621,904	32,438	3,085,534	(2,452,500)		665,472

Common stock issued to
officer & shareholder - June 2001	1,950,000	39,000	5,323,500	(5,362,500)		-

Stock options issued			497,500	(497,500)		-

Amortization of unearned
consulting fees & compensation				1,316,075		1,316,075

Net loss					(2,938,790)	(2,938,790)

Balance, October 31, 2001	4,153,667	83,073	11,684,319	(6,996,425)	(5,503,832)	(732,865)

Amortization of unearned
consulting fees & compensation				1,477,000		1,477,000

Common stock issued to consultant	100,000	2,000	122,000			124,000

Net loss					(1,689,317)	(1,689,317)

Balance, April 30, 2002	4,253,667	$85,073	$11,806,319	$(5,519,425)	$(7,193,149)	$(821,182)

The Accompanying notes are an integral part of these unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to Financial Statements

(UNAUDITED)

Note 1 - Basis of Presentation

Business

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2001 included in the Company's Annual Report on Form 10-KSB.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $7,193,149 during the period from November 2, 1999 (date of inception) to April 30, 2002. In addition, as of April 30, 2002, the Company has a working capital deficiency of $877,509 and a stockholders’ deficiency of $821,182. Although a substantial portion of the Company’s cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to independent artists and labels, (ii) increase the number of visitors to its current web site, (iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

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

Note 2 - Statement of Cash Flows Supplemental Disclosure

During the six months ended January 31, 2002 and 2001, and for the period from November 2, 1999 (date of inception) to January 31, 2002, the Company paid $0, $590 and $5,428, respectively, in interest and paid no income taxes, and, transactions not affecting cash, the Company acquired $81,534 and $86,708 of equipment under capital leases during the six months ended April 30, 2001 and for the period from November 2, 1999 (date of inception) to April 30, 2002, respectively.

Note 3 - Stockholders’ Equity

During the three months ended January 31, 2002, the Company issued 100,000 shares of common stock, totaling $124,000, as compensation to consultants.

Note 4 - Subsequent Events

On May 1, 2002, the Company issued 1,710,000 shares of common stock pursuant to consulting agreements as disclosed in Form S-8.

On May 15, 2002, the Company issued 3,000,000 shares of common stock pursuant to an employment agreement to the Company's new CEO, Tom Gaffney, 1,500,000 shares in payment for a recording contract, and 1,500,000 shares for the proposed purchase of a concert hall.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended April 30, 2002 and 2001, we had no revenues.

Operating expenses decreased approximately 92% for the three months ended April 30, 2002 to $36,341 from $479,039. The decrease is attributable to a reduction in wages, advertising expenses and contract labor. Web site maintenance decreased 100% for the three months ended April 30, 2002 from $83,913 during the comparable period from the prior year. The decrease is attributable to a reduction in web hosting charges and site design incurred pursuant to an arrangement with Creative Network which expired on August 31, 2001. Consulting fees increased approximately 15% to $738,500 for the three months ended April 30, 2002 compared to $644,330 for the three months ended April 30, 2001. The consulting fees are non cash items and reflect the value of common stock issued to our consultants for their services. We believe our operating expenses and web site maintenance costs will continue to be substantially less during the balance of fiscal 2002 as compared to fiscal 2001.

Operating expenses decreased approximately 87% for the six months ended April 30, 2002 to $83,317 from $665,049 for the six months ended April 30, 2001. The decrease is attributable to reduction in wages, advertising expenses and contract labor. Web site maintenance decreased 100% for the six months ended April 30, 2002 from $161,764 during the comparable period from the prior year. The decrease is attributable to a reduction in web hosting charges and site design incurred pursuant to an arrangement with Creative Network which expired on August 31, 2001. Consulting fees increased approximately 148% to $1,601,000 for the six months ended April 30, 2002 compared to $644,330 for the six months ended April 30, 2001. The consulting fees are non cash items and reflect the value of common stock issued to our consultants for their services. We believe our operating expenses and web site maintenance costs will continue to be substantially less during the balance of fiscal 2002 as compared to fiscal 2001.

Our net loss for the three months ended April 30, 2002 was $777,341 as compared to a net loss of $1,211,534 for the three months ended April 30, 2001. The reduction in the net loss is attributable to the significant decrease in our expenses.

Our net loss for the six months ended April 30, 2002 was $1,689,317 as compared to a net loss of $1,478,485 for the six months ended April 30, 2001. The increase is attributable to non cash consulting arrangements.

During the balance of fiscal 2002 we will seek to establish partnerships or joint ventures with third parties whereby we can either license our assets or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value. In addition, we are also seeking a private company with which we can consummate a merger or acquisition. We are seeking a business combination target witch has historical operations and earnings, experienced management and which operates in an industry which provides opportunity for growth. We anticipate that business opportunities will be available to us through the contacts of our management and our attorneys. We have not identified any potential business opportunities as of the date of this report, and we cannot assure you that we will locate targets which meet our criteria. Even if we are successful in locating such a target, we cannot assure you that we will be successful in negotiating and closing such a business combination.

Liquidity and Capital Resources

At April 30, 2002, we had a working capital deficit of $877,509 compared to a working capital deficit of $842,121 at October 31, 2001. Net cash used in operating activities for the six months ended April 30, 2002 was $19,810 as compared to $328,785 during the six months ended April 30, 2001. Net cash provided by financing activities for the six months ended April 30, 2002 was $19,122 compared to $351,250 during the six months ended April 30, 2001. Our only source of cash during the six months ended April 30, 2002 has been from loans from our shareholders.

We have incurred cumulative losses from inception (November 2, 1999) through April 30, 2002. At April 30, 2002 we have an accumulated deficit of $7,193,149, and the report from of our independent auditor on our audited financial statements at October 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses, which included $20,500 during the six months ended April 30, 2002, and we believe will continue to do so in the future. We will need additional working capital to expand our operations, enter into a business combination and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and if our shareholders are unable to continue to provide us working capital we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

 None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  None.

(b)  Reports on Form 8-K

On March 28, 2002, the Company filed FORM 8-K and disclosed that the Company’s Chairman of the Board, Sonny Paradise resigned his position with the Company.

On April 22, 2002, the Company filed FORM 8-K and disclosed that the Company hired a new Chief Executive Officer identified as Tom Gaffney.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

Eline Entertainment Group, Inc.

(Registrant)

/s/ Tom Gaffney

Tom Gaffney

CEO

Dated: June 19, 2002