Form 10QSB/A
period 2002-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2002-07-09
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

88-0429856

(IRS Employer Identification No.)

4757 East Greenway Rd, Suite107B, Phoenix, AZ 85032

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
				Unearned	Deficit Accumulated
			Additional	Consulting	During the
	Common Stock		Paid-In	Fees and	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Initial capitalization of Company	500,000	$10,000	$(10,000)	-	$ ---	$ ---
Effects of reverse acquisition	16,250	325	168,575	-	-	168,900
Common stock sold through
private placement[1]	4,000	80	159,920	-	-	160,000
Common stock to be issued	14,725		589,000	-	-	589,000
Common stock issued to
consultants	40,000	800	1,599,200	-	-	1,600,000
Net loss	-	-	-	-	(2,565,042)	(2,565,042)

Balance, October 31, 2000	574,975	11,205	2,506,695	-	(2,565,042)	(47,142)
Common stock sold through
private placement - March
through May, 2001[2]	6,788	136	271,384	-	-	271,520
Issuance of subscribed shares -
March and April, 2001	-	294	(294)	-	-	-
Common stock issued to consultants
- March through August , 2001	1,621,904	32,438	3,085,534	(2,452,500)	-	665,472
Common stock issued to
officer & shareholder - June 2001	1,950,000	39,000	5,323,500	(5,362,500)	-	-
Stock options issued	-	-	497,500	(497,500)	-	-
Amortization of unearned
consulting fees & compensation	-	-	-	1,316,075	-	1,316,075
Net loss	-	-	-	-	(2,938,790)	(2,938,790)

Balance, October 31, 2001	4,153,667	83,073	11,684,319	(6,996,425)	(5,503,832)	(732,865)
Amortization of unearned
consulting fees & compensation	-	-	-	1,477,000	-	1,477,000
Common stock issued to consultant	100,000	2,000	122,000	-	-	124,000
Net loss	-	-	-	-	(1,689,317)	(1,689,317)
Balance, April 30, 2002	4,253,667	$85,073	$11,806,319	$(5,519,425)	$(7,193,149)	$(821,182)

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

Dated: July 8, 2002