Form 10QSB
period 2002-07-31
ELINE ENTERTAINMENT GROUP INC
filed 2002-09-23
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________to________________


                        Commission File Number: 000-30451


                         ELINE ENTERTAINMENT GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                88-0429856
               ------                                ----------
  (State or other jurisdiction of                    (IRS Employer
   Incorporation or organization)                    Identification No.)


             4757 East Greenway Road, Suite 107B, Phoenix, AZ 85032
             ------------------------------------------------------
                    (Address of Principal executive offices)


        Issuer's telephone number, including area code: (602) 434-7857


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 19,637,954 shares of common stock as of September 18, 2002.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended July 31, 2002

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This discussion in this quarterly report regarding Eline Entertainment and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

        When used in this Quarterly Report on Form 10-QSB, "Eline," "we," "our," "the Company," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation.

                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

Balance Sheets at July 31, 2002 (unaudited) and October 31, 2001...............1

Statements of Operations (unaudited) for the three months and nine months ended July 31, 2002 and 2001 and for the period from November 2, 1999 (inception) to July 31, 2002.....................2

Statements of Change in Stockholders' Deficit for the Period from
        November 2, 1999 (Date of Inception) to July 31, 2002..................3

Statements of Cash Flows (unaudited) for the nine months ended
        July 31, 2002 and 2001 and for the period from
        November 2, 1999 (Date of Inception) to July 31, 2002..................4

Notes to Financial Statements (unaudited) .....................................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .............................................6

Part II. Other Information.....................................................7

                         ELINE ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                                       July 31,     October 31,
                                                         2002          2001
ASSETS                                               (unaudited)
                                                    ------------   ------------
Current Asset
   Cash ..........................................  $          -   $        688

Property, equipment and
   leasehold improvements, net ...................       185,954        247,712
Web site, net ....................................        60,101         74,335
                                                    ------------   ------------

                                                    $    246,055   $    322,735
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Bank  overdraft ...............................  $          -   $      1,378
   Accounts payable ..............................       215,894        220,316
   Accrued expenses ..............................       136,425         95,924
   Advance from distributor ......................        94,527         94,527
   Notes payable - stockholders ..................       316,888        308,388
   Note payable - consultant .....................       100,000        100,000
   Current portion of capital lease obligations ..        33,981         22,276
                                                    ------------   ------------

                  Total Current Liabilities ......       897,715        842,809

   Notes payable - stockholders ..................       172,500        160,500
   Capital lease obligations, net of
       current portion ...........................        40,586         52,291
                                                    ------------   ------------

                          Total Liabilities ......     1,110,801      1,055,600
                                                    ------------   ------------
STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
       5,000,000 shares authorized; none issued ..             -              -
   Common stock, $.02 par value; 100,000,000
       shares authorized; 18,583,667 and
       4,153,667 issued or to be issued ..........       371,673         83,073
   Additional paid-in capital ....................    13,229,119     11,684,319
   Unearned consulting fees and compensation .....    (4,780,925)    (6,996,425)
   Deficit accumulated during the
       development stage .........................    (9,684,613)    (5,503,832)
                                                    ------------   ------------

                Total Stockholders' Deficit ......      (864,746)      (732,865)
                                                    ------------   ------------
                                                    $    246,055   $    322,735
                                                    ============   ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 ELINE ENTERTAINMENT GROUP, INC.
                                  (A Development Stage Company)

                                    Statements of Operations
                     Three and Nine Months Ended July 31, 2002 and 2001 and
                            the Period From November 2, 1999 (Date of
                                   Inception) to July 31, 2002
                                           (Unaudited)

                                                                                    Period From
                                                                                    November 2,
                                                                                       1999
                                 Three Months Ended         Nine Months Ended           to
                                      July 31,                   July 31,             July 31,
                               2002           2001          2002          2001         2002
                           ------------   -----------   -----------   -----------   -----------

Studio rental income ....  $          -   $    11,161   $         -   $    11,161   $    17,861

Operating expenses ......        38,564       325,526       121,881       990,575     1,954,769
Web site maintenance ....             0        80,434             0       242,198       410,587
Consulting and other fees     2,447,900       216,281     4,048,900       860,611     7,309,690
Interest expense ........         5,000         2,142        10,000         9,484        27,428
                           ------------   -----------   -----------   -----------   -----------

      Net loss ..........  $ (2,491,464)  $  (613,222)  $(4,180,781)  $(2,091,707)  $(9,684,613)


Basic diluted loss
      per share .........  $      (0.15)  $     (0.34)  $     (0.63)  $     (2.10)  $     (3.06)
                           ============   ===========   ===========   ===========   ===========

Basic weighted average
      shares outstanding     16,660,296     1,821,550     6,645,616       996,799     3,169,826
                           ============   ===========   ===========   ===========   ===========

      The accompanying notes are an integral part of these unaudited financial statements.

                                                2

                                            ELINE ENTERTAINMENT GROUP, INC.
                                             (A Development Stage Company)

                                     Statements of Changes in Stockholders' Deficit
                                    Period from November 2,1999 (Date of Inception)
                                                    to July 31, 2002

                                                                                               Deficit
                                                                                 Unearned     Accumulated
                                           Common Stock                         Consulting    During the
                                      ------------------------                   Fees and     Development
                                        Shares        Amount        Capital     Compensation     Stage         Total
                                      ----------   -----------   ------------   -----------   -----------   -----------

Initial capitalization of Company ....   500,000   $    10,000   $    (10,000)  $         -   $         -   $         -

Effects of reverse acquisition .......    16,250           325        168,575                                   168,900

Common stock sold through
   private placement .................     4,000            80        159,920                                   160,000

Common stock to be issued ............    14,725                      589,000                                   589,000

Common stock issued to
   consultants .......................    40,000           800      1,599,200                                 1,600,000

Net loss .............................                                                         (2,565,042)   (2,565,042)
                                      ----------   -----------   ------------   -----------   -----------   -----------

Balance, October 31, 2000 ............   574,975        11,205      2,506,695             -    (2,565,042)      (47,142)

Common stock sold through private
   placement - March through May, 2001     6,788           136        271,384                                   271,520

Issuance of subscribed shares
   - March and April, 2001 ...........                     294           (294)                                        -

Common stock issued to consultants
   - March through August , 2001 ..... 1,621,904        32,438      3,085,534    (2,452,500)                    665,472

Common stock issued to
   officer & shareholder - June 2001 . 1,950,000        39,000      5,323,500    (5,362,500)                          -

Stock options issued .................                                497,500      (497,500)                          -

Amortization of unearned
   consulting fees & compensation ....                                            1,316,075                   1,316,075

Net loss .............................                                                         (2,938,790)   (2,938,790)
                                      ----------   -----------   ------------   -----------   -----------   -----------

Balance, October 31, 2001 ............ 4,153,667        83,073     11,684,319    (6,996,425)   (5,503,832)     (732,865)

Amortization of unearned
   consulting fees & compensation ....                                            2,215,500                   2,215,500

Common stock issued to consultants:
   November 2001 .....................   100,000         2,000        122,000                                   124,000
   May 2002 .......................... 7,710,000       154,200        959,400                                 1,113,600
   July 2002 ......................... 6,620,000       132,400        463,400                                   595,800

Net loss .............................                                                         (4,180,781)   (4,180,781)
                                      ----------   -----------   ------------   -----------   -----------   -----------

Balance, July 31, 2002 ...............18,583,667   $   371,673   $ 13,229,119   $(4,780,925)  $(9,684,613)  $(  864,746)
                                      ==========   ===========   ============   ===========   ===========   ===========

                  The accompanying notes are an integral part of these unaudited financial statements

                                                           3

                             ELINE ENTERTAINMENT GROUP, INC.
                              (A Development Stage Company)

                                 Statements of Cash Flows
                     Nine Months Ended July 31, 2002 and 2001 and the
                     Period from November 2,1999 (Date of Inception)
                                     To July 31, 2002

                                                                             Period From
                                                                             November 2,
                                                     Nine Months Ended          1999
                                                         July 31,            to July 31,
                                                    2002           2001         2002
                                                 -------------------------   -----------
Operating Activities:
   Net loss ...................................  $(4,180,781)  $(2,091,707)  $(9,684,613)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization ............       75,992        70,795       208,198
     Amortization of unearned consulting fees
       and compensation .......................    2,215,500       249,938     3,531,575
     Note payable issued for consulting fee ...            -             -       100,000
     Forfeiture of deposit on building ........            -        50,000        50,000
     Common stock issued and to be
      issued for consulting feese and options .    1,833,400     1,010,691     4,138,872
     Changes in operating liabilities:
      Accounts payable ........................       (4,422)      265,816       206,006
      Accrued expenses ........................       40,501        62,021       136,425
                                                 -----------   -----------   -----------

        Net Cash Used in Operating Activities .      (19,810)     (382,446)   (1,313,537)
                                                 -----------   -----------   -----------

Investing Activities:
   Web site design expenditure ................            -             -       (94,896)
   Deposit on license fee .....................            -       (45,000)            -
   Deposit on building ........................            -             -       (50,000)
   Purchase of property and equipment .........            -       (16,691)     (272,649)
                                                 -----------   -----------   -----------

       Net Cash Used in Investing Activities ..            -       (61,691)     (417,545)
                                                 -----------   -----------   -----------

Financing Activities:
   Proceeds from borrowings from stockholders .       20,500       208,121       666,874
   Advance from distributor ...................            -        94,527        94,527
   Cash received in reverse acquisition .......            -             -         1,302
   Sale of common stock .......................            -       165,000       980,520
   Cash overdraft .............................       (1,378)       (7,939)            -
   Payments on capital lease obligations ......            -       (10,510)      (12,141)
                                                 -----------   -----------   -----------

       Net Cash Provided by Financing Activites       19,122       449,199     1,731,082
                                                 -----------   -----------   -----------

Decrease in Cash ..............................         (688)        5,062             -

Cash, beginning of period .....................          688           688             -
                                                 -----------   -----------   -----------

Cash, end of period ...........................  $         -   $     5,750   $         -
                                                 ===========   ===========   ===========

   The accompanying notes are an integral part of these unaudited financial statements

                                            4

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                   (UNAUDITED)


Note 1 - Basis of Presentation

Business. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2001 included in the Company's Annual Report on Form 10-KSB.

Going Concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $9,684,613 during the period from November 2, 1999 (date of inception) to July 31, 2002. In addition, as of July 31, 2002, the Company has a working capital deficiency of $651,660, a stockholders' deficit of $864,746 and an accumulated deficit of $9,684,613. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Statement of Cash Flows Supplemental Disclosure

        During the nine months ended July 31, 2002 and 2001, and for the period from November 2, 1999 (date of inception) to July 31, 2002, the Company paid $0, $590 and $5,428, respectively, in interest and paid no income taxes, and in transactions not affecting cash, the Company acquired $81,534 and $86,708 of equipment under capital leases during the nine months ended July 31, 2001 and for the period from November 2, 1999 (date of inception) to July 31, 2002, respectively.

Note 3 - Stockholders' Equity

        During the nine months ended July 31, 2002, the Company issued 14,430,000 shares of common stock, totaling $1,833,400, as compensation to consultants and employees, and as compensation under agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        We had no revenues for the three and nine months ended July 31, 2002 as compared to revenues of $11,161 for the comparable periods in fiscal 2001.

        Our operating expenses for the three months ended July 31, 2002 decreased approximately $286,962, or approximately 88%, from the comparable period in fiscal 2001. Likewise, our operating expenses for the nine months ended July 31, 2002 decreased approximately $868,694, or approximately 88%, from the those reported for the nine months ended July 31, 2001. These decreases are attributable to continued reductions in wages, advertising expenses and contract labor.

        Our web site maintenance was $0 for the three and nine months ended July 31, 2002 as compared to $80,434 and $242,198 for the three and nine months ended July 31, 2001, respectively. This decrease was the result of the expiration in August 2001 of the agreement with Creative Networks for web hosting services.

        Consulting and other fees increased approximately $2,230,000 for the three months ended July 31, 2002 and approximately $3,200,000 for the nine months ended July 31, 2002 from the comparable three and nine month period in fiscal 2001. The consulting and other fees are non-cash items and reflect the value of common stock issued to various consultants, employees and other third parties for their services.

Liquidity and Capital Resources

        At July 31, 2002 we had a working capital deficit of $651,660 as compared to a working capital deficit of $520,074 at October 31, 2001. Net cash provided from operating activities for the nine months ended was $19,810 as compared to $382,446 for the nine months ended July 31, 2002. Our primary source of net cash from operating activities were non-cash transactions related to the issuance of shares of our common stock to consultants in lieu of cash payments, together with amortization of unearned consulting fees and compensation. Net cash provided by investing activities for the nine months ended July 31, 2002 was $0 as compared to $61,691 for the nine months ended July 31, 2001. Net cash provided by financing activities for the nine months ended July 31, 2002 was $19,122, which primarily related to proceeds from shareholders loans, as compared to $449,199 for the nine months ended July 31, 2001.

        We have incurred cumulative losses since inception (November 2, 1999) and at July 31, 2002 we had an accumulated deficit of $9,684,613. We have no outside sources of working capital. The report of our independent auditors for the fiscal year ended October 31, 2001 contained a going concern qualification. We will continue to incur losses in the foreseeable future and do not anticipate generating significant revenues from our current business.

        We do not have sufficient working capital to sustain our operations and implement our current business plan. As a result of this lack of working capital, we are unable to establish partnerships or joint ventures with third parties to provide revenue generating operations. As a result of our financial condition and inability to implement our business plan, we are currently in the final stages of consummating a transaction with a third party which will result in a change of control of our company. It is anticipated that this transaction will occur during the fourth quarter of fiscal 2002.

        As a result of the uncertainty surrounding our operations, even assuming we consummate a transaction with a third party which results in a change of control of our company, it is likely that the audit report on our financial statements for the fiscal year ending October 31, 2002 will be qualified as to our ability to continue as a going concern. We are unable to predict at this time when, if ever, that we will generate revenues from our operations or if we will ever attain any level of profitability.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

               None.

Item 2. Changes in Securities

        On May 15, 2002 we issued Thomas J. Gaffney, our president, 3,000,000 shares of our common stock in connection with his employment with our company. On that date we also issued 1,500,000 shares of our common stock to Dignity Entertainment Inc. in payment for a recording contact and 1,500,000 shares of our common stock to Juke Joint, Inc. in connection with a definitive branding and exclusive booking agreement.

        On July 26, 2002 we issued an aggregate of 6,620,000 shares of our common stock to nine individual or entities as compensation for consulting services rendered and to be rendered to us.

        In each of the foregoing issuance we relied upon an exemption from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits.

Exhibit No.                         Description

99.1           Certification of Chief Executive Officer and Chief Financial

               Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                       Eline Entertainment Group, Inc.

                                       By: /S/ Thomas J. Gaffney
                                           ---------------------
                                           Thomas J. Gaffney, President

Dated: September 19, 2002