Form 10KSB/A
period 2001-12-31
ELINE ENTERTAINMENT GROUP INC
filed 2002-10-29
CIK 1043150

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------------

         Commission file number 000-30451

                         Eline Entertainment Group, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   88-0429856
                                   ----------
                      (I.R.S. Employer Identification No.)

                               8905 Kingston Pike
                                    Suite 313
                               Knoxville, TN 37923
                               -------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 865-765-0709

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                              (Title of each class)

         This Form 10-KSB/A is being filed to provide a revised report of Rodefer Moss & Co PLLC on the registrant's balance sheet as of October 31, 2001 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended to include such firm's reliance on the prior year audit report in response to a comment letter from the SEC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Eline Entertainment Group, Inc.
Old Hickory, Tennessee

We have audited the accompanying balance sheet of Eline Entertainment Group, Inc. as of October 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of October 31, 2000 and for the period from November 2, 1999 (date of inception) through October 31, 2000 were audited by other auditors whose report dated January 15, 2001 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

                                        Eline Entertainment Group, Inc.

                                        By: /s/ Barry A. Rothman
                                        Barry A. Rothman, President, principal
                                        executive and principal accounting
                                        officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                       Date
---------                           -----                       ----

/s/ Jayme Dorrough                  Director                    October 28, 2002
------------------
Jayme Dorrough

/s/ Barry A. Rothman                President and Secretary     October 28, 2002
--------------------
Barry A. Rothman