Form 10KSB
period 2002-10-31
ELINE ENTERTAINMENT GROUP INC
filed 2003-02-13
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2002
                          ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

Commission file number  000-30451
                        ---------

                         ELINE ENTERTAINMENT GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                        88-0429856
            ------                                        ----------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                     8905 KINGSTON PIKE
                         SUITE 313
                    KNOXVILLE, TENNESSEE                     37923
                    --------------------                     -----
           (Address of principal executive offices)        (Zip Code)

Issuer's telephone number   215-895-9859
                            ------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class       Name of each exchange on which registered

                NONE                              NOT APPLICABLE
                ----                              --------------

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $94,527 for the 12 months ended October 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non- affiliates computed at the closing price of Eline's common stock on February 10, 2003 is approximately $60,993.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 31, 2003, 280,662 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities A Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                               ---      ---

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property..............................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............11

Item 6.  Management's Discussion and Analysis or Plan of Operation............13

Item 7.  Financial Statements.................................................15

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ............................................15


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................16

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................19

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits and Reports on Form 8-K.....................................21

         When used in this Annual Report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation.

           All per share information contained in this Annual Report gives proforma effect to the one for 250 reverse stock split of our common stock effected on November 29, 2002.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We were incorporated in June 1997 under the laws of the State of Nevada originally under the name Rapid Retrieval Systems, Inc. We were initially engaged in the development of comprehensive processing, document retrieval, editing, integration and network support services for small businesses and the general public. Our ability to implement our business plan was tied to our ability to raise sufficient working capital. We were not successful in obtaining this needed capital, and in mid-2000 we remained a development stage company that did not have customers nor had we ever generated any revenues from operations.

         In June 2000 we signed a Plan and Agreement of Merger with Eline Music.com, Inc., a Tennessee corporation (" Tennessee Eline"). Tennessee Eline was a development stage company created to provide exposure for independent music artists and labels and to fill a perceived void that existed in the entertainment and music business. For the year ended September 30, 2000, Tennessee Eline reported no revenues and a net loss (unaudited) of $720,784.

         Under the terms of the Plan and Agreement of Merger, Tennessee Eline was to be merged into our company and we were to be the surviving legal entity. The Plan and Agreement of Merger contained certain conditions precedent to its closing. These conditions were satisfied and in December 2000 the transaction was consummated and Tennessee Eline was merged into our company. As a result of the transaction, the Tennessee Eline management became our management and the Tennessee Eline stockholders became our controlling stockholders. The transaction, which was structured as a reverse merger, was treated as a purchase for accounting purposes. In January 2001 we changed our name to Eline Music.com, Inc., which was subsequently changed to our current name on April 25, 2001.

         Following the aforedescribed transaction, our then current management attempted to build our company into a full service entertainment company. Its activities were to include producing music and developing film and video productions for retail, theatrical, radio, Internet, television and cable broadcasting distribution. We entered into a number of ventures in these areas including an Internet radio talk show, the development of an interactive music video web site, a wedding video production company, film and video production of commercials, corporate videos, music videos and electronic press kits, an independent record label, and a web site focused on independent music artists and independent labels. We also attempted to enter into a number of other ventures which were never consummated for a variety of reasons, including lack of sufficient capital to fund the ventures. We also unsuccessfully attempted to purchase the building we were leasing where our recording studio was located, but were forced to forfeit the $50,000 tendered for the option to purchase because of an inability to secure adequate funding.

         In March 2002 at a meeting of our then board of directors, Mr. Sonny Paradise, our then current CEO and chairman, who was also our principal shareholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of our corporate headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to our former CEO and chairman who had just resigned. Under the resolution, we were to contract with our former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. Our then board of directors approved the plan whereby we were to transfer all of our studio equipment to our former CEO and chairman, he would retire debt we owned him and the price we were to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as we were moving our corporate offices to Pennsylvania, our former CEO and chairman was to assume the lease and occupy our facilities in Tennessee, assuming all obligations therefor. Subsequent to Mr. Paradise's resignation in March 2002 as our CEO and member of our board of directors, in April 2002 Mr. Thomas J. Gaffney was elected our president and a member of our board of directors.

         On September 24, 2002 under the terms of a Stock Purchase and Redemption Agreement, between our company, Thomas J. Gaffney and Yucatan Holding Company ("Yucatan"), Yucatan, a privately-held investment company, acquired 46,320 shares of our common stock in exchange for $16,000 in a private transaction exempt from registration under the Securities Act of 1933. The funds Yucatan used for the transaction were funds it had on hand. The funds were tendered by Yucatan to Mr. Gaffney, our then current president and member of our board of directors. As of the closing date, certificates and medallion guaranteed stock powers representing 38,000 shares of common stock were delivered to Yucatan. The certificates representing the remaining 8,320 shares were delivered by Mr. Gaffney and he advised Yucatan that the medallion guaranteed stock powers and corporate resolutions, as needed, were forthcoming. In November 2002 when it became clear that Mr. Gaffney would not deliver the medallion guaranteed stock powers and corporate resolutions, as necessary, for these 8,320 shares of our common stock, Yucatan returned the original certificates to the holders.

         In connection with the execution of the Agreement, an unaffiliated third party who was the holder of 26,148 shares of our common stock granted Jayme Dorrough, Yucatan's sole officer and director, a one-year irrevocable voting proxy covering such shares. On the closing date of the Stock Purchase and Redemption Agreement, our then current officers and directors resigned and Mrs. Dorrough was elected sole director. Following the closing of the Stock Purchase and Redemption Agreement, our board of directors appointed Barry A. Rothman to serve as our interim president.

           Subsequent to the closing of this transaction, Yucatan exchanged the 38,000 shares of common stock delivered to it at closing for 200,000 shares of our newly created Series B Convertible Preferred Stock. The designations, rights and preferences of the Series B Convertible Preferred Stock provide, among other provisions, that it is convertible at our sole option into shares of our common stock on a to-be-negotiated conversion ratio and each share entitles the holder to 500 votes at any meeting of our stockholders. Please see Item. 13 Exhibits appearing later in this report. Concurrent with such exchange, the 38,000 shares of our common stock owned by Yucatan were returned to our treasury and cancelled.

         In addition, under the terms of the Stock Purchase and Redemption Agreement, we agreed to redeem 4,000,000 shares of our Series A Preferred Stock, which represented all of the shares, in exchange for cash payments to Mr. Gaffney of an aggregate of $6,000 and an unsecured, non-interest bearing promissory note (the "Gaffney Note") to him in the principal amount of $120,000 (collectively, the "Gaffney Redemption Consideration"). As of the closing date, certificates and medallion guaranteed stock powers representing 2,000,000 shares of the Series A Preferred Stock were delivered. Mr. Gaffney delivered the certificate representing the remaining

2,000,000 shares of Series A Preferred Stock and advised us the medallion guaranteed stock power was forthcoming. Upon the redemption of these shares, it was our intent that the shares would be returned to our treasury with the status of unissued, undesignated shares of preferred stock.

         Subsequent to the closing of the Stock Purchase and Redemption Agreement, we determined that prior management had failed to file a certificate of designation covering the Series A Preferred Stock purportedly issued to Mr. Sonny Paradise, our former Chairman and CEO, in November 2001 at a time when he was an officer and director of the company and ultimately responsible for such filing. Specifically, Section 78.1955 of the Nevada Revised Statutes permits a Nevada corporation which has previously designated a series of blank check preferred stock (such as Eline) to, by resolution of board of directors, create a class of that preferred stock and set forth the voting powers, designations, preferences, limitations, restrictions and relative rights thereof. The creation of the class and its designations, rights and preferences must be included in a certificate of designation which must be signed by an officer of the corporation and filed with the Secretary of State. Section 78.1955 specifically provides that such certificate of designation must be filed pursuant to that section and become effective before the issuance of any shares of the class so designated.

         As a result of prior management's failure to file a certificate of designation covering the 4,000,000 shares of Class A Preferred Stock, such class was never duly authorized. Accordingly, the 4,000,000 shares of Class A Preferred Stock reflected on the transfer records on the date of the Stock Purchase and Redemption Agreement were not, in fact, issued and outstanding. The fact that such shares were not duly authorized and did not exist as of the date of such agreement resulted in an event of default under the Stock Purchase and Redemption Agreement. The redemption of these shares was the basis of the agreement by which we were to pay the Gaffney Redemption Consideration described above.

         On October 31, 2002 we notified Mr. Gaffney that the Gaffney Note was void on its face. Pursuant to the provisions of Section 5.2 of the Stock Purchase and Redemption Agreement and the terms of the Gaffney Note, we offset and voided the entire amount of such note, and offset the remaining $6,000 cash to be paid to Mr. Gaffney which represented the balance of the Gaffney Redemption Consideration. As a result of the foregoing, we have no obligation to pay the Gaffney Redemption Consideration.

         As a condition of the Stock Purchase and Redemption Agreement, individuals or entities which represented approximately $740,000 of liabilities on our balance sheet at July 31, 2002, including approximately $640,000 purportedly due to our former officers, directors and affiliates, were to deliver to Yucatan Forgiveness of Debt and General Releases. These amounts, however, gave no effect to the transactions approved by our then board of directors in March 2002 as described earlier in this section. Prior to the closing of the Stock Purchase and Redemption Agreement, both

Mr. Gaffney and certain other third parties advised Yucatan that the delivery of the Forgiveness of Debt and General Releases were forthcoming and would be provided on or immediately after closing. As of the date hereof, Yucatan has received a Forgiveness of Debt and General Release for $8,500 from an unaffiliated third party. While in the first few weeks after the closing Mr. Gaffney continued to advise Yucatan that the remaining Forgiveness of Debt and General Releases were forthcoming, same were never delivered and the failure to so deliver has constituted additional events of default against Mr. Gaffney under the terms of the Stock Purchase and Redemption Agreement.

         Upon assuming control of our company and undertaking certain due diligence, our current management has determined that the transactions approved in March 2002 by our then board of directors as described above were consummated some time before September 24, 2002. It also appears that prior management exceeded the scope of the March 2002 board resolutions in that subsequent to September 24, 2002 we have also discovered that all of our other tangible and intangible assets, in addition to the studio equipment, are no longer in our company's possession or control.

         In the course of its due diligence, our current management has also determined that several consulting agreements which we had entered into in May 2001 with affiliates contained termination provisions which benefit us. These agreements included a five year consulting agreement with our then CEO and chairman under which we issued him 7,800 shares of our common stock, valued at $5,362,500 at the time of issuance, and for which we have recognized an expense. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. The agreement with our former CEO and chairman was cancellable without cause at our discretion, with a provision that required him to return all unearned compensation to us upon such cancellation. Through our due diligence we determined that our former CEO no longer holds in record name any of the shares we issued to him under this agreement, and it appears that all such shares were transferred to third parties and deposited into street name prior to September 2002. Yucatan did not acquire any of the shares issued to our former CEO under the terms of the Stock Purchase and Redemption Agreement. While current management cannot say with any certainty if any services were ever rendered to our company by our former CEO and these other consultants under the terms of these various agreements, no such services have been rendered since September 2002.

         At October 31, 2002 our financial statements, which are contained elsewhere in this annual report, reflect the implementation in the fourth quarter of fiscal 2002 of the March 2002 resolutions of our then board of directors related to the transfer of our studio equipment and the retirement of debt owned him. In conjunction with this, we have written off the remainder of our assets which are no longer in our control or possession and certain liabilities related to these assets as an offset against the unearned consulting fees paid to our former CEO which were expensed in fourth quarter of fiscal 2002. We have also fully expensed the costs of all other consulting agreements we entered into prior to September 24, 2002 as services under these agreements were not being rendered to our company at October 31, 2002.

         In the days immediately prior to the closing of the Stock Purchase and Redemption Agreement, at the request of Mr. Gaffney, our then president, Yucatan and its affiliates expended professional time and funds on our behalf to ensure that we retained our status as a public company, current in its reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934. Had Yucatan and its affiliates not undertaken these various actions on our behalf, neither our company nor Mr. Gaffney had the ability to fund the professional time and fees necessary to ensure that we remained current in our reporting requirements under the Securities Exchange Act of 1934. If we had not remained current, our common stock would have been delisted from the OTCBB and our stockholders would have been irreparably harmed. Subsequent to the closing of the Stock Purchase and Redemption Agreement, Yucatan and its affiliates have undertaken significant professional time and expense in regards to matters related to investigation of the financial and legal status of our company and have undertaken and continue to undertake such actions as our management and our attorneys deem necessary and appropriate to position our company to engage in a merger or business combination with an as yet undetermined third party with the ultimate goal of bringing value to our stockholders.

         We continue to lack the funds necessary to pay the costs associated with such efforts, including fees and costs of Yucatan's personnel and advisors, our attorneys and other professionals, and related out of pocket expenses. In November 2002 we issued Yucatan 240,000 shares of our restricted common stock as compensation for its past and future efforts and reimbursement for out-of-pocket fees and costs expended on our behalf. We have valued these shares at $150,000 and will recognize an expense for them during our first quarter of fiscal 2003. Present management does not anticipate the payment of any additional non-cash compensation to either affiliates or third parties during the remaining time until we consummate a merger or business combination with a third party. Present management, however, cannot speculate if future management may elect to pay certain fees and costs we incur through the issuance of equity securities.

         As a result of the transactions approved in March 2002 by our then board of directors and the conversion of our remaining assets by prior management , we have no business or operations other than the future delivery of the three albums by our former CEO and chairman which are due no later than March 2005. However, because of historical events involving prior management and the uncertainty surrounding the delivery of these albums, we have begun exploring additional lines of business.

         Subsequent to the resignation on March 27, 2002 of Mr. Sonny Paradise as our CEO and chairman and the resignation on September 24, 2002 of Mr. Thomas
J. Gaffney as our president and a member of our board of directors, and given the lack of historical revenues associated with our entertainment initiatives, current management intends to transition our company into other lines of business that will serve to increase revenues and shareholder value. It is the intent of our current management to enter into a merger or business combination with a third party as soon as practicable. Based upon our preliminary efforts, we believe that there are a number of existing operating companies which may prove to be suitable merger or business combination partners. Our goal is to consummate a transaction with an existing business which has historical operations, stable, experienced management and reasonable expectations for growth. We will not, however, limit our search in such a manner as it would exclude investigating opportunities with development stage companies. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a merger or business combination in any form with such business opportunity. Accordingly, we may enter into a merger or business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         We may be at a competitive disadvantage in consummating a merger or business combination. A large number of established and well-financed entities are actively seeking quality merger or business combinations. Nearly all these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

         We believe we will be able to identify an appropriate company through existing business contacts or through introductions from our counsel or other professionals assisting us. However, because we have not identified or negotiated such a transaction as of the date hereof, we cannot speculate as to the terms thereof or the effect on our current stockholders. Any such transaction, however, will result in a subsequent change of control of our company and the resignation of our current management.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE DO NOT ANTICIPATE THAT WE WILL REPORT REVENUES OR A PROFIT UNTIL WE CONSUMMATE A MERGER OR A BUSINESS COMBINATION WITH A THIRD PARTY.

         We reported net losses of $8,166,056 and $2,938,790 for the fiscal years ended October 31, 2002 and 2001, respectively, and a net loss from inception (November 2, 1999) until October 31, 2002 of $13,669,888.

While a significant portion of our accumulated losses from inception through October 31, 2002 are non-cash, we have never generated sufficient revenues to offset our operating costs. Until such time as we consummate a merger or business combination with a third party, we do not anticipate that we will generate any revenues from our operations. Our principal stockholder has advanced certain expenses for us since the closing in September 2002 of the Stock Purchase and Redemption Agreement, and we believe that it will continue to pay these expenses for us until such time as we are able to close a merger or business combination. While we are actively seeking target companies and we do not believe we will have any difficulty in closing a transaction with a suitable entity, we cannot predict when such event will occur. As a result of the uncertainty surrounding our revenues in the near future, you should not purchase shares of our common stock based upon our historical operations or financial results.

         ANY MERGER OR BUSINESS COMBINATION WITH A THIRD PARTY WILL RESULT IN A CHANGE OF CONTROL AND MANAGEMENT OF OUR COMPANY.

         Our company is presently controlled by Yucatan and its principal, Jayme Dorrough, is our sole director. Our president is serving on an interim basis until such time as we consummate a merger or business combination with a third party. At such time as we enter into a merger or business combination with a third party, there will be a change of control of our company. It is not the intention of either Mrs. Dorrough or our present management to remain with our company following this change of control. Accordingly, you should not purchase shares of our common stock based upon any evaluation of our current management or controlling stockholder.

         OUR PRINCIPAL SHAREHOLDER IS CONTROLLED BY OUR SOLE DIRECTOR. IF A TRANSACTION IS STRUCTURED FOR A MERGER OR BUSINESS COMBINATION WITH A THIRD PARTY WHICH REQUIRES THE CONSENT OF OUR STOCKHOLDERS, BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS A MAJORITY OF OUR ISSUED AND OUTSTANDING VOTING SECURITIES, OUR SOLE DIRECTOR WILL STILL BE ABLE TO ENSURE THAT THE PROPOSED TRANSACTION RECEIVES STOCKHOLDER APPROVAL REGARDLESS OF THE VOTES OF OUR PUBLIC STOCKHOLDERS.

         Yucatan is our principal stockholder, owning approximately 99% of our voting securities. Jayme Dorrough, our sole director, is the principal of Yucatan and directs the voting of its shares. Depending upon the structure of the particular transaction, we may or may not be required under applicable Nevada law to seek stockholder approval of the transaction prior to its closing. In order to expedite the transition and to conserve funds, our management will seek to structure a transaction which does not require the approval of our stockholders. In that event, our stockholders will not be able to evaluate the specific merits or risks of the merger or business combination. While it is the intent of management to structure a transaction for a merger or business combination with a third party which is beneficial to our public stockholders, if a vote of our stockholders is required to consummate such a transaction Mrs. Dorrough will be able to ensure its approval regardless of the wishes of our public stockholders. Accordingly, if you purchase shares of our common stock in the market, there are no assurances that you will have an opportunity to evaluate the specific merits or risks of any one or more mergers or business combinations which we may enter into.

         WE ARE DEPENDENT UPON OUR PRINCIPAL STOCKHOLDER FOR INTERIM CAPITAL.

         We have no working capital with which to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Our principal stockholder has agreed to advance any funds necessary to insure that we are able to meet our reporting obligations under the Securities Exchange Act of 1934. However, Yucatan has not agreed in writing to provide these funds and can only do so to the extent that it has available funds. No commitments to provide additional funds have been made by other stockholders or third parties. Accordingly, there can be no assurances that any funds will be available to us to allow it to cover our expenses. If we were unable to continue to meet our reporting requirements under the Securities Exchange Act of 1934, our common stock would be delisted from the OTCBB and there would be no market for our securities.

         DEPENDING UPON THE FINANCIAL CONDITION OF THE COMPANY WITH WHICH WE CONSUMMATE A MERGER OR BUSINESS COMBINATION, WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

         While it is the desire of management to undertake a merger or business combination with a third party which is financial sound, in all likelihood we will need to raise additional capital after such transaction. It has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2003 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. Depending upon the financial condition of our ultimate merger or business combination partner, the lack of sufficient working capital could materially and adversely affect any revenues we may be able to generate in future periods.

         OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED.

         The market for our common stock is extremely limited, and we do not anticipate that it there will be any increased liquidity in our common stock until such time as we consummate a merger or business combination. Even if we are successful in completing such a transaction, there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

         BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

         It is unlikely that our common stock will trade above $5.00 per share in the foreseeable future, accordingly, any liquidity in the market will be further hampered by the applicability of the Penny Stock Rules to trading in our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal shareholder, Yucatan, provides us office space at 8905 Kingston Pike, Suite 313, Knoxville, Tennessee 37923 at no cost to us. We believe that this arrangement is suitable for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 21, 2002 our board of directors and the holder of a majority of our issued and outstanding voting securities approved an amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock to 5,000,000,000. Yucatan Holding Company was the shareholder who consented to this action. It holds 200,000 shares of our Series B Convertible Preferred Stock which represents approximately 99% of our voting securities. In conjunction therewith, on that date we filed a definitive Information Statement on Schedule 14C with the SEC describing such action, and a copy of same was mailed to our non-consenting shareholders of record.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Our common stock is quoted on the OTCBB under the symbol EEGR. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following prices give effect to the one for 20 reverse stock split effective on May 29, 2001 and the one for 250 reverse stock split effective on November 29, 2002.

                                                          High           Low
Fiscal 2001

First Quarter ended January 31, 2001 ..............  $    1,892.50  $   1,267.50
Second Quarter ended April 30, 2001 ...............  $   20,000.00  $   1,100.00
Third Quarter ended June 30, 2001 .................  $    7,250.00  $     137.50
Fourth Quarter ended October 31, 2001 .............  $      550.00  $     127.50

Fiscal 2002

First Quarter ended January 31, 2002 ..............  $      395.00  $      18.75
Second Quarter ended April 30, 2002 ...............  $       45.00  $       8.75
Third Quarter ended June 30, 2002 .................  $       60.00  $      11.25
Fourth Quarter ended October 31, 2002 .............  $       40.00  $       0.25

Fiscal 2003

November 1, 2002 through January 31, 2003 .........  $        5.70  $       0.19

         On February 10, 2003 the last sale price of our common stock as reported on the OTCBB was $1.50. As of January 31, 2003 there were approximately 35 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2001 we issued 400 shares of our common stock to an individual as compensation for consulting services. We valued these shares at $124,000 and we have recognized an expense for this issuance in fiscal 2002.

         In May 2002 we issued an aggregate of 24,000 shares of our common stock to two individuals and two entities in exchange for services to be rendered to us. We valued these shares at $840,000, and we have recognized an expense for these issuances in fiscal 2002. Included in these issuances were 10,000 shares of common stock valued at $350,000 issued to Thomas J. Gaffney, then our president and a member of our board of directors.

         In July 2002 we issued an aggregate of 26,480 shares of our common stock to six individuals and three entities in exchange for services to be rendered to us. We valued these shares at $595,800, and we have recognized an expense for these issuances in fiscal 2002.

         In August 2002 we issued an aggregate 4,000 shares of our common stock to an individual in exchange for services to be rendered to us. We valued these shares at $25,000, and we have recognized an expense for this issuance in fiscal 2002.

         In October 2002 we issued 200,000 shares of our Series B Convertible Preferred Stock to Yucatan in exchange for 38,000 shares of our common stock held by that company. The 38,000 shares of our common stock were cancelled and returned to our treasury with the status of authorized but unissued shares of common stock.

         In November 2002 we issued Yucatan 240,000 shares of our common stock, valued at $150,000, as compensation for services and reimbursement for expenses.

         All of these issuances were made in reliance on an exemption from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof. There were no underwriters involved in any of these issuances and we did not pay any commissions. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not presently have any equity compensation plans which have been approved by our stockholders. In addition, we do not presently have any outstanding options which were granted under equity compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance which have not been approved by our stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

           We reported income of $94,567 for fiscal 2002 as compared to income of $17,861 for fiscal 2001. Income for fiscal 2002 represented a non-refundable advance from a distributor under a contract which was terminated in fiscal 2002. At July 31, 2002 this amount was reflected as a liability and was reclassified in the fourth quarter based upon the nature of the contract. Income for fiscal 2001 represented studio rental income, for which we did not have comparable billings in fiscal 2002.

         Operating expenses include professional fees, rent and depreciation. Our operating expenses for fiscal 2002 decreased approximately 94% as a result of a decrease in professional fees and rent. We did not have any web site maintenance costs in fiscal 2002. Consulting fees, which is a non-cash expense, represents the value of common stock issued to affiliates and third parties, including $804,375 in consulting fees paid to our former CEO which were amortized during the first nine months of fiscal 2002. Our consulting fees increased approximately 300% for fiscal 2002 as compared to fiscal 2001, During the fourth quarter of fiscal 2002 we expensed approximately $596,000 of prepaid consulting fees paid under long-term agreements as the services are no longer being provided to us. Net consulting fees paid to officer represents the net expense recognized in the fourth quarter of fiscal 2002 associated with the termination of the consulting agreement entered into in May 2001 with our former CEO. Under this agreement, we issued him 1,950,000 shares of our common stock, valued at $5,362,000. We recognized and expense of $373,513 in fiscal 2001 and an aggregate expense of $804,375 during the first nine months of fiscal 2002. During the fourth quarter of fiscal 2002, we expensed the remaining $4,184,612 of unearned compensation, which such amount was offset by $694,798 of non-cash adjustments as a result of the write down of certain liabilities related to our tangible and intangible assets which are no longer in our control or possession as a disposition of our studio equipment. See Item 1. Description of Business. We did not have a comparable transaction in fiscal 2001.

         As described elsewhere in this report, we do not anticipate that we will generate any revenues until such time as we consummate a merger or business combination with a third party. While we can make no definitive assurances as to the timing of same, it is the goal of management to close such a transaction prior to the end of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2002 we had a working capital deficit of $44,096, as compared to a working capital deficit of $520,074 at October 31, 2001. Net cash used in operating activities for fiscal 2002 was $95,217 as compared to net cash provided by operating activities of $546,134 for fiscal 2001. The amount reflected in net cash used in operating activities for fiscal 2002 included the effect of:

         * non-cash expense of approximately $2,215,000 representing the value of consulting fees and compensation which was recognized during the first nine months of fiscal 2002 on agreements entered into during fiscal 2001,

         * the non-cash fourth quarter expense of approximately $4,780,000 related to the termination of long-term consulting agreements entered into in fiscal 2001. This amount includes the net expense of approximately $4,292,510 in consulting fees in fiscal 2002 paid to our former CEO, and

         * approximately $1,858,000 representing the value of common stock issued as consulting fees during fiscal 2002.

         Net cash used in investing activities was $0 for fiscal 2002 as compared to net cash provided by investing activities of $13,116 for fiscal 2001. Net cash provided by financing activities for fiscal 2002 was $95,905 as compared to net cash used by financing activities of $559,250 for fiscal 2001.

         We have incurred cumulative losses from inception (November 2, 1999) through October 31, 2002 of $13,669,888, and the report from of our independent auditor on our audited financial statements at October 31, 2002 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we consummate a merger or business combination with a third party. We do not have any present commitments for capital expenditures. It is likely that following the closing of a merger or business combination with a third party that we will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our future financial condition and results of operations.

CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 30, 2002 we notified Rodefer Moss & Co PLLC, our principal independent accountant, that we were terminating their services. The report of Rodefer Moss & Co PLLC on our financial statements for the fiscal year ended October 31, 2001 contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between our company and Rodefer Moss & Co PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Rodefer Moss & Co PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         As previously disclosed in our Reports on Form 8-K filed on October 22, 2001 and October 25, 2001 regarding the previous change in our principal independent accountant from J.H. Cohn, LLP to Rodefer Moss & Co PLLC, prior to the resignation of J.H. Cohn, LLP on October 15, 2001 there were no disagreements between our company and J.H. Cohn, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to J.H. Cohn, LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. A copy of the letter from J.H. Cohn, LLP to the SEC confirming the foregoing statement was filed as an exhibit to our Report on Form 8-K as filed on October 25, 2001.

         Accordingly, during the two most recent fiscal years and any subsequent interim period prior to each of their respective resignation or termination, there were no disagreements between our company and either of J.H. Cohn, LLP or Rodefer Moss & Co PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to such firm's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         On September 30, 2002 we engaged Dempsey Vantrease & Follis PLLC to act as our principal independent accountant. Prior to such engagement, during the two most recent fiscal years and any subsequent interim period prior to engaging Dempsey Vantrease & Follis PLLC we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         The change in our principal independent accountants was approved by our board of directors.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Rodefer Moss & Co PLLC with a copy of
Item 4 of our Report on Form 8-K as filed on October 3, 2002 and they furnished us a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Report on Form 8-K/A filed on October 7, 2002. We have also filed as an exhibit to our Report on Form 8-K/A as filed on October 22, 2002 a letter from Rodefer Moss & Co, PLLC addressed to the SEC confirming that they agree with the statements contained in this Report as they relate to that firm.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

               Name                   Age        Position
               ----                   ---        --------

         Barry A. Rothman              47        President and secretary
         Jayme Dorrough                34        Director

         Barry A. Rothman. Mr. Rothman has been our president and secretary since September 25, 2002. Mr. Rothman has been president of B. Alan Associates, Inc., a consulting firm assisting public companies with corporate communications, marketing and investor relations, since founding that company in May 1996. Since January 2001,

Mr. Rothman has also served as vice president of Visual Data Corporation (Nasdaq: VDAT), a full service broadband media company that specializes in webcasting, marketing solutions for the travel industry and networking solutions for the entertainment industry. From February 1992 to May 1996 he was vice president of Greenstone Roberts Advertising. Mr. Rothman received a B.A. from Union College.

         Jayme Dorrough. Mrs. Dorrough has been a member of our board of directors since September 24, 2002. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Mrs. Dorrough has been a member of the board of directors of Techlabs, Inc. (OTCBB: TELA), a reseller of opt-in email addresses generated from web sites its owns, since December 2000, and has served as its president and secretary since February 2001. Yucatan Holding Company is our principal shareholder.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. There are no committees of our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2002, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2002, except as follows:

         * Mr. Gaffney, our former president and CEO, failed to file a Form 3 upon joining our company and failed to file a Form 4 relative to the issuance to him in May 2002 of 10,000 shares of our common stock,

         * Mrs. Dorrough and Mr. Rothman each failed to timely file a Form 3 following the change of control of our company in September 2002 and their subsequent election as officers and directors. Such delinquent reports were subsequently filed.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the president and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years (the "Named Executive Officers").

                                              Annual                          Long-Term
                                           Compensation                      Compensation
-------------------------------------------------------------------------------------------------------
                                                                              Restricted    Securities
                                                      Other Annual   Stock    Underlying      All
Name and Principal                  Salary    Bonus   Compensation   Awards    Options       Other
Position              Fiscal Year     ($)      ($)        ($)         ($)      SAR (#)     Compensation
-------------------------------------------------------------------------------------------------------
Barry A. Rothman      2002          $(1)      $0          $0          $0         0          $        0

Thomas J. Gaffney     2002          $(2)      $0          $0          $0         0          $  350,000

Sonny Paradise(3)     2002          $     0   $0          $0          $0         0          $4,294,510
                      2001          $ 3,000   $0          $0          $0         0          $  491,562
                      2000          $32,238   $0          $0          $0         0          $        0

John P. Brancaccio(4) 2001          $89,000   $0          $0          $0         0          $        0
                      2000          $10,313   $0          $0          $0         0          $        0

(1) Mr. Rothman has served as our president since September 25, 2002. While we do not pay Mr. Rothman a salary, we have recognized an expense of $1,742 for the period of September 25, 2002 though October 31, 2002 which we believe equals the fair value of his services during this period.

(2) Mr. Gaffney served as our president April 17, 2002 until September 25, 2002. The compensation in the amount of $350,000 paid to Mr. Gaffney represents the fair value of 10,000 shares of our common stock issued to him May 14, 2002 as compensation.

(3) Mr. Paradise served as our president from June 2000 until January 2001, and served as our chairman from June 2000 until April 2002. In May 2001 we entered into a five year consulting with him and issued him 7,800 shares of our common stock which were valued at $5,362,500, with $491,562 expensed through October 31, 2001 and $4,988,987 reflected as prepaid at the end of fiscal 2001. The compensation paid in fiscal 2002 is the gross compensation expense of $4,988,987 in consulting fees reflected as prepaid at October 31, 2001, reduced by approximately $696,000 which was the amount of assets taken by him and corresponding liabilities related to those assets in the transactions described elsewhere herein. See Item 1. Description of Business.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during fiscal 2002 to the Named Executive Officers.

                                         % of Total
                  Number of Shares     Options Granted   Exercise or
                  Underlying Options   to Employees in   Base Price   Expiration
                  Granted (#) (1)       Fiscal Year        ($/Sh)        Date
--------------------------------------------------------------------------------
Barry A. Rothman          0                n/a              n/a          n/a
Thomas J. Gaffney         0                n/a              n/a          n/a
Sonny Paradise            0                n/a              n/a          n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of January 31, 2003 there are 280,662 shares of our common stock and 200,000 shares of our Class B Convertible Preferred Stock issued and outstanding. These two classes of securities represent all of our voting securities. Each share of common stock is entitled to one vote, and each share of Class B Convertible Preferred Stock is entitled to 500 votes, on all matters submitted to our shareholders for a vote, and both classes of these securities vote together as one class. The following table contains information regarding record ownership of our voting securities as of January 31, 2003 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,

         *        our directors,

         *        named executive officers, and

         *        all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 15, 2003, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 313, Knoxville, TN 37923.


Title of       Name of                  Amount and Nature of       Percentage        Percent of
Class          Beneficial Owner         Beneficial Ownership       of Class       Voting Control (1)
-----          ----------------         --------------------       ----------     ------------------
Common Stock
------------

               Jayme Dorrough (2)             242,615                86.4%                99%
               Barry A. Rothman                     0                  -                   -
               All executive officers
                 and directors as a
                 group (two persons)(2)       242,615                86.4%                99%

Class B Convertible Preferred Stock
-----------------------------------

               Jayme Dorrough (2)             200,000                100%                 99%
               Barry A. Rothman                     0                  -                    -
               All executive officers
                 and directors as a
                 group (two persons)(2)       200,000                100%                 99%
               Yucatan Holding
                  Company(2)                  200,000                100%                 99%

*        represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Class B Convertible Preferred Stock at January 31, 2003. At January 31, 2003 the holders of our outstanding shares of common stock and Class B Convertible Preferred Stock were entitled to an aggregate of 100,280,662 votes at any meeting of our shareholders, which includes 280,662 votes attributable to the outstanding shares of common stock and 100,000,000 votes attributable to the outstanding shares of Class B Convertible Preferred Stock.

(2) Mrs. Dorrough, our sole director, is the sole officer and director of Yucatan Holding Company. Number of shares of common stock includes 2,615 shares owned by James McCann over which Mrs. Dorrough has voting control. All shares of Series B Convertible Preferred Stock owned by Mrs. Dorrough are owned of record by Yucatan Holding Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described in Item 1. Description of Business, in March 2002 the members of our then board of directors approved the plan whereby we were to transfer all of our studio equipment to Mr. Sonny Paradise, our former CEO and chairman, in exchange for a retirement of debt owned him and for a reduced price on three albums he is to produce for us.

         As described in Item.1 Description of Business, in November 2002 we issued Yucatan 240,000 shares of our restricted common stock, valued at $150,000, as compensation for services and reimbursement for out-of-pocket expenses expended on our behalf.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation (1)

3.2      Certificate of Designation (2)

3.3      Articles of Amendment to the Articles of Incorporation (3)

3.4      Articles of Amendment to the Articles of Incorporation

3.5 Certificate of Change in Number of Authorized and Issued and Outstanding Shares of Common Stock

3.6      By-Laws (1)

4.1      Plan and Agreement of Merger (6)

10.1     Stock Purchase and Redemption Agreement (2)

16.1 Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (2)

16.2 Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (4)

16.3 Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (5)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------
(1) Incorporated by reference to the registrant's registration statement on Form 10-SB, file number 000-30451, as filed with the SEC on April 25, 2002.

(2) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 3, 2002.

(3) Incorporated by reference to the registrant's preliminary Information Statement on Schedule 14C as filed with the SEC on October 8, 2002.

(4) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on October 7, 2002.

(5) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on October 22, 2002.

(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 21, 2000.

(b)      Reports on 8-K

          i.   On October 3, 2002 we filed a Report on Form 8-K reporting:

               A.   under Item 1. a change of control of the registrant,

               B. under Item 4. a change in registrant's certifying accountant,

               C. under Item 5. the designations, rights and preferences of the registrant's Series B Preferred Stock and biographical information regarding the registrant's officers and directors; and

               D.   under Item 7. copies of certain material agreements.

          ii.  On October 7, 2002 we filed a Report on Form 8-K/A filing under
               Item 7 a letter from the registrant's former certifying accountants.

          iii. On October 22, 2002 we filed a Report on Form 8-K/A reporting under Item 4. revised disclosure regarding the change in the registrant's certifying accountant as previously reported on the aforementioned Report on Form 8-K.

          iv.  On November 5, 2002 we filed a Report on Form 8-K reporting

               A. that new management of the registrant had discovered that Articles of Amendment to the registrant's Articles Incorporation had never been filed and therefore a previously disclosed name change had never been effected.

               B. that new management of the registrant had further discovered that a certificate of designation for Series A Preferred Stock has never been filed and therefore the series of stock was not validly issued or outstanding.

               C. that the registrant had voided the promissory note in the amount of $120,000 previously issued to Thomas J. Gaffney and cancelled any obligation to pay him any further amounts.

         No financial statements were required or were filed with respect to any of the foregoing Reports on Form 8-K and 8-K/A.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.


Dated: February 13, 2003                     Eline Entertainment Group, Inc.
                                             By: /s/ Barry A. Rothman
                                                 --------------------
                                             Barry A. Rothman
                                             President, principal executive and
                                             principal accounting officer


         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


      SIGNATURE                       TITLE                  DATE

 /s/ Barry A. Rothman                 President              February 13, 2003
 --------------------
 Barry A. Rothman


 /s/ Jayme Dorrough                   Director               February 13, 2003
 ------------------
 Jayme Dorrough

                                  CERTIFICATION

         I, Barry A. Rothman, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Eline Entertainment Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         February 13, 2003
                                        By: /s/ Barry A. Rothman
                                            --------------------------------
                                            Barry A. Rothman,
                                            President,  principal executive
                                            and principal accounting officer

                         ELINE ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.


Independent Auditors' Report -

         Dempsey Vantrease & FOLLIS PLLC.....................................F-2

         Rodefer, Moss & CO., PLLC...........................................F-3


Balance Sheet -

         October 31, 2002 and 2001...........................................F-4


Statements of Operations -

         Years Ended October 31, 2002 and 2001 and the Period From
         November 2, 1999 (Date of Inception) to October 31, 2002............F-5


Statements of Changes in Stockholders' Deficit -

         Period from November 2,1999 (Date of Inception)
         to October 31, 2002.................................................F-6


Statements of Cash Flows -

         Years Ended October 31, 2002 and 2001 and the
         Period from November 2,1999 (Date of Inception)
         to October 31, 2002.................................................F-7


Notes to Financial Statements........................................F-8 to F-18

                         DEMPSEY VANTREASE & FOLLIS PLLC

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Eline Entertainment Group, Inc.

We have audited the accompanying balance sheet of Eline Entertainment Group, Inc. as of October 31, 2002, and the related statement of operations, and changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of October 31, 2001 and for the year then ended and the financial statements for the period from November 2, 1999 (date of inception) through October 31, 2001 were audited by other auditors whose reports dated February 22, 2002 and January 15, 2001, respectively, included an explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Eline Entertainment Group, Inc. as of October 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company is a development stage company with insufficient revenues to fund operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dempsey Vantrease & Follis PLLC
Murfreesboro, Tennessee

February 5, 2003

                   Certified Public Accountants & Consultants
               Information Technology & Network Systems Consulting
        630 South Church Street, Suite 300, Murfreesboro, Tennessee 37130
            (615 893-6666o Fax: (615) 893-8047o Web: www.dvf-pllc.com

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

RODEFER, MOSS & CO., PLLC

Knoxville, Tennessee
February 22, 2002

                               ELINE ENTERTAINMENT GROUP, INC.
                                (A Development Stage Company)

                                       Balance Sheets


                                                            October 31,        October 31,
ASSETS                                                         2002               2001
                                                           ------------       ------------
Current Asset
    Cash ............................................      $          -       $        688

Property, equipment and leasehold improvements, net .                 -            247,712
Web site, net .......................................                 -             74,335
                                                           ------------       ------------

                                                           $          -       $    322,735
                                                           ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Bank  overdraft .................................      $          -       $      1,378
    Accounts payable ................................            44,096            220,316
    Accrued expenses ................................                 -             95,924
    Advance from distributor ........................                 -             94,527
    Notes payable - stockholders ....................                 -            308,388
    Note payable - consultant .......................                 -            100,000
    Current portion of capital lease obligations ....                 -             22,276
                                                           ------------       ------------

                            Total Current Liabilities            44,096            842,809

    Notes payable - stockholders ....................                 -            160,500
    Capital lease obligations, net of current portion                 -             52,291
                                                           ------------       ------------

                                    Total Liabilities            44,096          1,055,600
                                                           ------------       ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, $.001 par value;
       5,000,000 shares authorized; 200,000
       shares Series B convertible preferred
       issued and outstanding .......................               200                  -
    Common stock, $.001 par value; 20,000,000
       shares authorized; 40,662 and 16,615
       issued and outstanding .......................                41                312
    Additional paid-in capital ......................        13,625,552         11,767,081
    Unearned consulting fees and compensation .......                 -         (6,996,425)
    Deficit accumulated during the development stage        (13,669,888)        (5,503,832)
                                                           ------------       ------------

                          Total Stockholders' Deficit           (44,096)          (732,865)
                                                           ------------       ------------
                                                           $          -       $    322,735
                                                           ============       ============

         The accompanying notes are an integral part of these financial statements.

                                             F-4

                               ELINE ENTERTAINMENT GROUP, INC.
                                (A Development Stage Company)

                                  Statements of Operations
                  Years Ended October 31, 2002 and 2001 and the Period From
                  November 2, 1999 (Date of Inception) to October 31, 2002


                                                                               Period From
                                                                               November 2,
                                                                                 1999 to
                                                   October 31,                 October 31,
                                             2002               2001               2002
                                          -----------       ------------       ------------
Income .............................      $    94,527       $     17,861       $    112,388

Operating expenses .................           90,557          1,536,899          1,923,445
Web site maintenenace ..............                -            244,794            410,587
Net consulting fees paid to officer         3,489,814                  -          3,489,814
Consulting fees ....................        4,670,212          1,160,985          7,931,002
                                          -----------       ------------       ------------

                                            8,250,583          2,942,678         13,754,848
                                          -----------       ------------       ------------

        Net loss from operations ...       (8,156,056)        (2,924,817)       (13,642,460)

Other Income (Expense)
        Interest expense ...........          (10,000)           (13,973)           (27,428)
                                          -----------       ------------       ------------

        Total other income (expense)          (10,000)           (13,973)           (27,428)
                                          -----------       ------------       ------------

        Net Loss ...................      $(8,166,056)      $ (2,938,790)      $(13,669,888)
                                          ===========       ============       ============


Basic loss per share ...............      $   (223.51)      $    (483.14)      $    (918.25)
                                          ===========       ============       ============

Basic weighted average
        shares outstanding .........           36,491              6,054             14,857
                                          ===========       ============       ============

         The accompanying notes are an integral part of these financial statements.

                                             F-5

                                                 ELINE ENTERTAINMENT GROUP, INC.
                                                  (A Development Stage Company)

                                         Statements of Changes in Stockholders' Deficit
                                         Period from November 2,1999 (Date of Inception)
                                                       to October 31, 2002


                                                                                                       Deficit
                                      Preferred Stock   Common Stock                   Unearned      Accumulated
                                      ---------------  ---------------                 Consulting     During the
                                          Class B                                       Fees and     Development
                                      Shares   Amount  Shares    Amount    Capital     Compensation     Stage          Total
                                      -------  ------  -------   ------  -----------   ------------  ------------   -----------
Initial capitalization of Company ..        -       -    2,000   $   2   $        (2)  $         -   $          -   $         -

Effects of reverse acquisition .....        -       -       65       -       168,900             -              -       168,900

Common stock sold through
   private placement ...............        -       -       16       -       160,000             -              -       160,000

Common stock to be issued ..........        -       -       59       -       589,000             -              -       589,000

Common stock issued to
   consultants .....................        -       -      160       -     1,600,000             -              -     1,600,000

Net loss ...........................        -       -        -       -             -             -     (2,565,042)   (2,565,042)
                                      -------  ------  -------   -----   -----------   -----------   ------------   -----------

Balance, October 31, 2000 ..........        -       -    2,300       2     2,517,898             -     (2,565,042)      (47,142)

Common stock sold through
   private placement - March
   through May, 2001 ...............        -       -       27       1       271,519             -              -       271,520

Issuance of subscribed shares
   March and April, 2001 ...........        -       -        -     294          (294)            -              -             -

Common stock issued to
   consultants - March through
   August , 2001 ...................        -       -    6,488       6     3,117,966    (2,452,500)             -       665,472

Common stock issued to
   officer & shareholder -
   June 2001 .......................        -       -    7,800       8     5,362,492    (5,362,500)             -             -

Stock options issued ...............        -       -        -       -       497,500      (497,500)             -             -

Amortization of unearned
    consulting fees & compensation .        -       -        -       -             -     1,316,075              -     1,316,075

Net loss ...........................        -       -        -       -             -             -     (2,938,790)   (2,938,790)
                                      -------  ------  -------   -----   -----------   -----------   ------------   -----------

Balance, October 31, 2001 ..........        -       -   16,615     312    11,767,081    (6,996,425)    (5,503,832)     (732,865)

Correction in par value in prior
   common stock issuances ..........        -       -        -    (295)          295             -              -             -

Amortization of unearned
   consulting fees & compensation ..        -       -        -       -             -     2,215,500              -     2,215,500

Termination of consulting agreements        -       -        -       -             -     4,780,925              -     4,780,925

Common stock issued to consultants:
   November 2001 through August 2002        -       -   62,047      62     1,858,338             -              -     1,858,400

Return of Common shares to treasury
   in exchange for preferred .......  200,000     200  (38,000)    (38)         (162)            -              -             -

Net loss ...........................        -       -        -       -             -             -     (8,166,056)   (8,166,056)
                                      -------  ------  -------   -----   -----------   -----------   ------------   -----------

Balance, October 31, 2002 ..........  200,000  $  200   40,662   $  41   $13,625,552   $         0   $(13,669,888)  $   (44,096)
                                      =======  ======  =======   =====   ===========   ===========   ============   ===========

                           The accompanying notes are an integral part of these financial statements.

                                                               F-6

                                         ELINE ENTERTAINMENT GROUP, INC.
                                          (A Development Stage Company)

                                             Statements of Cash Flows
                                  Years Ended October 31, 2002 and 2001 and the
                                 Period from November 2,1999 (Date of Inception)
                                               to October 31, 2002

                                                                                                    Period From
                                                                        Years Ended               November 2, 1999
                                                                         October 31,               to October 31,
                                                                    2002             2001               2002
                                                                -----------------------------       ------------
Operating Activities:
  Net loss ...............................................      $(8,166,056)      $(2,938,790)      $(13,669,888)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization ........................          101,183            95,498            233,389
    Amortization of unearned consulting fees
      and compensation ...................................        2,215,500         1,316,075          3,531,575
    Termination of consulting agreements .................        4,780,925         4,780,925
    Note payable issued for consulting fee ...............                -                 -            100,000
    Other non-cash transactions ..........................         (694,798)                -           (694,798)
    Forfeiture of deposit on building ....................                -            50,000             50,000
    Common stock issued and to be
       issueddforrconsultinggfeessand options ............        1,858,400           665,472          4,163,872
    Changes in operating liabilities:
       Accounts payable ..................................               63           199,101            210,471
       Accrued expenses ..................................                -            66,510             95,924
                                                                -----------       -----------       ------------

       Net Cash Provided by (Used) in Operating Activities           95,217          (546,134)        (1,198,530)
                                                                -----------       -----------       ------------

Investing Activities:
  Web site design expenditure ............................                -                 -            (94,896)
  Deposit on building ....................................                -                 -            (50,000)
  Purchase of property and equipment .....................                -           (13,116)          (272,649)
                                                                -----------       -----------       ------------

       Net Cash Used in Investing Activities .............                -           (13,116)          (417,545)
                                                                -----------       -----------       ------------

Financing Activities:
  Proceeds from borrowings from stockholders .............                -           211,174            646,374
  Advance from distributor ...............................          (94,527)           94,527                  -
  Cash received in reverse acquisition ...................                -                 -              1,302
  Sale of common stock ...................................                -           271,520            980,520
  Cash overdraft .........................................           (1,378)           (6,561)                20
  Payments on capital lease obligations ..................                -           (11,410)           (12,141)
                                                                -----------       -----------       ------------

       Net Cash (Used) Provided by Financing Activites ...          (95,905)          559,250          1,616,075
                                                                -----------       -----------       ------------

Decrease in Cash .........................................             (688)                -                  -

Cash, beginning of period ................................              688               688                  -
                                                                -----------       -----------       ------------

Cash, end of period ......................................      $         -       $       688       $          -
                                                                ===========       ===========       ============

                   The accompanying notes are an integral part of these financial statements.

                                                       F-7

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations Eline Entertainment Group, Inc. ("Eline") was incorporated in June 1997 under the laws of the State of Nevada originally under the name Rapid Retrieval Systems, Inc. Eline was initially engaged in the development of comprehensive processing, document retrieval, editing, integration and network support services for small businesses and the general public.

In June 2000 Eline signed a Plan and Agreement of Merger with Eline Music.com, Inc., a Tennessee corporation ("Tennessee Eline"). Tennessee Eline was a development stage company created to provide exposure for independent music artists and labels and to fill a perceived void that existed in the entertainment and music business. Under the terms of the Plan and Agreement of Merger, Tennessee Eline was merged into Eline and Eline was the surviving legal entity. As a result of the transaction, the Tennessee Eline management became Eline's management and the Tennessee Eline stockholders became Eline's controlling stockholders. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Tennessee Eline is the acquirer and Eline is the acquiree. As used herein, the term "Company" shall include Eline and Tennessee Eline.

Following the transaction with Tennessee Eline, then current management attempted to build the Company into a full service entertainment company. Its activities were to include producing music and developing film and video productions for retail, theatrical, radio, Internet, television and cable broadcasting distribution. The Company entered into a number of ventures in these areas including an Internet radio talk show, the development of an interactive music video web site, a wedding video production company, film and video production of commercials, corporate videos, music videos and electronic press kits, an independent record label, and a web site focused on independent music artists and independent labels. The Company also attempted to enter into a number of other ventures which were never consummated for a variety of reasons, including lack of sufficient capital to fund the ventures.

In March 2002 at a meeting of the Company's then board of directors, its then current CEO and chairman, who was also its principal shareholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of the Company's corporate

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to the Company's former CEO and chairman who had just resigned. Under the resolution, the Company was to contract with its former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. The Company's then board of directors approved the plan whereby the Company was to transfer all of our studio equipment to its former CEO and chairman and the price the Company was to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as the Company was moving its corporate offices to Pennsylvania, its former CEO and chairman was to assume the lease and occupy its facilities in Tennessee, assuming all obligations therefor.

On September 24, 2002 under the terms of a Stock Purchase and Redemption Agreement, between the Company, its then current president and Yucatan Holding Company, Yucatan acquired control of the Company. All of the officers and directors resigned and the Company's current sole director was appointed. Upon assuming control of the Company and undertaking certain due diligence, the Company's current management determined that the transactions approved in March 2002 by the Company's then board of directors were consummated some time before September 24, 2002. It also appears that prior management exceeded the scope of the March 2002 board resolutions in that subsequent to September 24, 2002 the Company's current management has also discovered that all of the Company's other tangible and intangible assets, in addition to the studio equipment, are no longer in the Company's possession or control.

At October 31, 2002 the Company's financial statements reflect the implementation in the fourth quarter of fiscal 2002 of the March 2002 resolutions of its then board of directors, as well as a write down of certain liabilities related to its tangible and intangible assets which are no longer in the Company's control or possession. The Company has offset all liabilities related to the studio equipment and other assets no longer in its possession, as well as certain other liabilities incurred by prior management related to the Company's then current operations, against unearned consulting fees previously paid to the Company's former CEO. The Company has also fully expensed the costs of all other consulting agreements it entered into prior to September 24, 2002 as services under these agreements were not being rendered to the Company at October 31, 2002.

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

As a result of the transactions approved in March 2002 by the Company's then board of directors and the conversion of its remaining assets by prior management, the Company has no business or operations other than the future delivery of the three albums by its former CEO and chairman which are due no later than March 2005. However, because of historical events involving prior management and the uncertainty surrounding the delivery of these albums, the Company has begun exploring additional lines of business. It is the intent of its current management to enter into a merger or business combination with a third party as soon as practicable.

The financial statements of the Company are the historical financial statements of Tennessee Eline through August 15, 2000, the effective date of acquisition, at which time the assets and liabilities of Eline were combined with those of Tennessee Eline. Eline's assets included cash of $1,302 and its liabilities included accounts payable of $9,888 and a balance due to a stockholder of $77,514. During the period from January 1, 2000 to August 15, 2000, the only period for which a statement of operations for Eline is available, Eline generated no revenue and incurred expenses and a net loss of approximately $30,000. Had the acquisition of Eline occurred at Tennessee Eline's inception, on a pro-forma basis, the Company's loss for the period from November 2, 1999 (date of inception of Tennessee Eline) to October 31, 2000 would have been approximately $2,595,000 (unaudited), or $5.00 per share (unaudited).

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

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

Impairment of long-lived assets The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts.

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

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

Non-Cash Equity Transactions Goods and services acquired through the issuance of common stock are valued on the date of the transaction based on the closing bid price for the Company's common stock on the date the transaction was substantially completed.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

During the years ended October 31, 2002 and 2001, and for the period from November 2, 1999 (date of inception) to October 31, 2002, the Company paid $0, $1,973 and $ 5,428, respectively, in interest and paid no income taxes and the following transactions not affecting cash occurred:

a. The Company acquired $81,534 and $86,708 of equipment under capital leases during the year ended October 31, 2001, and for the period from November 2, 1999 (date of inception) to October 31, 2001, respectively.

b. The Company converted a $255,000 note payable due to a stockholder into common stock during the year ended October 31, 2000.

c. During the fiscal year ended October 31, 2001 the Company paid $7,831,000 in consulting fees through the issuance of shares of its common stock, including $5,362,500 paid to its then CEO through the issuance of 1,950,000 shares of common stock under a five year agreement. The terms of the agreement with its then CEO permitted the cancellation of the agreement by the Company without cause, with a return of all unearned compensation in the event of such termination. At October 31, 2001 $834,575 of these consulting fees

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE - (continued)

were expensed (including $373,513 related to the Company's then CEO) and the balance of $6,996,425 was reflected as prepaid. The Company expensed an additional $2,215,500 of these prepaid consulting fees, including $804,375 related to the Company's then former CEO, during the nine months ended July 31, 2002. Following the change of control of the Company in September 2002, the remaining $4,780,925 of prepaid consulting fees was expensed during the fourth quarter of fiscal 2002. Of this amount $2,215,500 is included in the caption Consulting fee on our Statement of Operations, and the remaining $4,671,891 is included in the caption Termination of Consulting Agreement with Officer on our Statement of Operations. In connection with the transactions described in Note 1, the amount of the prepaid consulting expense of $4,184,612 at July 31, 2002 related to our former CEO was reduced by the amount of the assets taken and corresponding liabilities related to those assets as set forth below:

Unearned compensation to former CEO at October 31, 2002 ..............$4,184,612

         Book value of studio equipment
         transferred to former CEO ......................  220,864
         Note payable to former CEO .....................(125,874)
         Notes payables to other shareholders ...........(473,402)
         Other liabilities assumed by former CEO ........(316,386)
                                                          --------
                    Total other non-cash transactions ...(694,798)

Net unearned compensation to former CEO expensed in fiscal 2002 ......$3,489,814

d. During the fiscal year ended October 31, 2002 the Company issued an aggregate of 62,047 shares of its common stock, valued at $1,858,400. We expensed these amounts in fiscal 2002.

NOTE 3- BUSINESS CONDITION

Going concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a cumulative net loss of $13,669,888 during the period from November 2, 1999 (date of inception) to October 31, 2002. In addition, as of October 31, 2002, the Company had no working capital and had incurred a stockholders' deficiency of $44,096. Although a substantial portion of the Company's net

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 3 - BUSINESS CONDITION - (continued)

loss is attributable to non-cash operating expenses, and the Company's principal shareholder is funding certain of the Company's overhead expenses, management believes it will need additional equity or debt financing to be able to sustain its operations following a merger or business combination with a third party. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the success of the Company will depend on its ability consummate a merger or business combination with a third party. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                                2002      2001
                                                                ----      ----
Equipment (including $0 and $86,708 under a capital lease ..  $      -  $172,911
Furniture and fixtures .....................................         -    10,169
Studio .....................................................         -    26,353
Web site hardware ..........................................         -   101,915
Leasehold improvements .....................................         -    48,009
                                                              --------  --------
           Total ...........................................         -   359,357
Less accumulated depreciation and amortization
           (including $15,142 under a capital lease) .......         -   111,645
                                                              --------  --------
                                                              $      -  $247,712
                                                              ========  ========

Depreciation and amortization expense for the years ended October 31, 2002 and 2001 was $101,183 and $95,498, respectively.

NOTE 5 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders are comprised of the following:

                                                                2002      2001
                                                                ----      ----
Non-interest bearing notes payable to stockholders on demand  $      -  $308,388
Non-interest bearing notes payable to stockholder ..........         -   160,500
                                                              --------  --------
                                                              $      -  $468,888
                                                              ========  ========

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 5 - NOTES PAYABLE - STOCKHOLDERS - (continued)

During the year ended October 31, 2002, the notes payables to stockholders were offset against unearned consulting fees paid to the Company's former CEO as disclosed in Note 2.

NOTE 6 - NOTE PAYABLE - CONSULTANT

At October 31, 2001 the Company had a $100,000 demand note payable to a company affiliated with one of the Company's former stockholders for consulting services bearing interest at 10%. Interest expense related to this debt for the year ended October 31, 2002 was $0 and $10,000 and for the period from November 2, 1999 (date of inception) to October 31, 2002 was $11,989. During the fiscal year ended October 31, 2002 the amount of this note was offset against unearned consulting fees paid to the Company's former CEO as disclosed in Note 2.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

The Company leased telephone, computer and studio equipment under capital leases which are summarized as follows:
                                                                 2002     2001
                                                                 ----     ----
Payable in monthly installments of $1,826, including interest through October 2005; collateralized by telephone, computer
and studio equipment .........................................  $     -  $81,039
Less amount representing interest ............................        -    6,472
                                                                -------  -------
                      Total ..................................        -   74,567
Less current portion .........................................        -   22,276
                                                                -------  -------
                                                                $     -  $52,291
                                                                =======  =======

During the year ended October 31, 2002, as part of the transaction disclosed in
Note 1, the obligations under the above capital leases were assumed by a former CEO.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased its facility under an operating lease that expired in May, 2001 with an option to renew for an additional 18 months. The Company paid $50,000 for an option to purchase the entire building in which the Company occupied space for $425,000 which option expired March 9, 2001 and the Company forfeited the $50,000. Rent expense for the years ended October 31, 2002 and 2001 was approximately

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES - (continued)

$6,630 and $13,365, respectively, and $30,995 for the period from November 2, 1999 (inception) to October 31, 2002.

As disclosed in Note 1, the obligation under the above operating lease was assumed by a former CEO. In addition to the operating lease, certain other obligations of the Company related to the assets transferred to the former CEO were assumed by him and offset against the unearned compensation paid to him. There are no assurances that third parties will not allege that the Company is liable for these obligations in future periods. In the event that a third party were to allege that the Company is responsible for any such liabilities, the Company will seek to recover those amounts from its former CEO.

NOTE 10 - INCOME TAXES

As of October 31, 2002, the Company's only significant temporary differences were net operating loss carryforwards of approximately $13,669,888 available to reduce future Federal and state taxable income. These carryforwards begin expiring in 2020 through 2022. Due to the uncertainties related to the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of the net operating loss carryforwards by an equivalent valuation allowance as of October 31, 2002.

NOTE 11 - CAPITAL STRUCTURE, PREFERRED AND COMMON STOCK

Preferred stock:

The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share, issuable in such series and with such designations, rights and preferences as determined from time to time by the Company's board of directors. In October 2002 the Company designated 200,000 shares of its blank check preferred stock as Series B Convertible Preferred Stock and issued those shares to it principal shareholder in exchange for 38,000 shares of the Company's common stock which were subsequently cancelled and returned to the treasury with the status of authorized but unissued shares. The designations, rights and preferences of the Series B Convertible Preferred Stock include (1) a stated value of $0.001 per share, (2) no liquidation preference (3) the redemption requires the consent of the holder, (4) the security is convertible into a to-be-determined number of shares of common stock upon the consent of the Company and the holder, (5) each share carries 500 votes and the Series B Preferred Stock votes with the common stock on all matters

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 11 - CAPITAL STRUCTURE, PREFERRED AND COMMON STOCK - (continued)

submitted to the Company's shareholders, and (6) the Company cannot take certain actions without the consent of the Series B Preferred Stockholder.

Common stock:

In May 2001, the Company declared a 20:1 reverse stock split on all of its outstanding shares of common stock and in November 2002 it declared a 250:1 reverse stock split of all of its outstanding shares of common stock. Each of these reverse splits have been retroactively applied to all periods presented herein and all fractional shares issuable upon the November 2002 stock split were rounded up to the nearest whole share.

From January through March 2000, the Company sold an aggregate of 75 shares of its common stock in a private offering resulting in gross proceeds of $749,000. From November 2000 through December 2001, the Company sold an aggregate of 27.15 units, with each unit consisting of one share of common stock, on Series A warrant, one Series B warrant and one Series C warrant, for gross proceeds of $271,520. The Series A, Series B and Series C warrants, which are exercisable at $25,000, $50,000 and $100,000, respectively, expire three years from the dates of grant.

In August and September 2000, the Company issued an aggregate of 160 shares of common stock with a fair value of $1,600,000 to four persons as payment for consulting services.

From March 2001 through October 2001, the Company issued 6,488 shares of common stock with a fair value of $3117,972 as payment for consulting services. Of these costs, $1,110,535 was expensed immediately, and $2,007,437 in costs was for services to be delivered over terms of up to five years was amortized. The total amount of these prepaid services were expensed in fiscal 2002.

In May 2001, the Company issued 1,950,000 shares of common stock with a fair value of $5,362,500 to an officer and stockholder as compensation for a consulting agreement expiring in May 2006. The Company amortized $373,513 of consulting fees related to this agreement during the year ended October 31, 2001. In connection with the transactions described in Notes 1 and 2, in the fiscal year ended October 31, 2002 the Company expensed the remaining $4,292,510 of consulting fees, net of $696,477 in non-cash transactions.

                         ELINE ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                October 31, 2002

NOTE 11 - CAPITAL STRUCTURE, PREFERRED AND COMMON STOCK - (continued)

Also in, 2001, the Company granted its then chief operating officer options to purchase up to 1,000 shares of the Company's common stock at an exercise price of $.2.50. These options also expire in ten years from the date of grant. Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant. Accordingly, the Company recognized expense of $497,500 associated with the grants during 2001.

In November 2001 the Company issued 400 shares of its common stock to an individual as compensation for consulting services. The Company valued these shares at $124,000 and its recognized an expense for this issuance in fiscal 2002.

In May 2002 the Company issued an aggregate of 24,000 shares of its common stock to two individuals and two entities in exchange for services to be rendered to it. The Company valued these shares at $840,000, and it has recognized an expense for these issuances in fiscal 2002. Included in these issuances were 10,000 shares of common stock valued at $350,000 issued to the Company's then president and a member of its board of directors.

In July 2002 the Company issued an aggregate of 26,480 shares of its common stock to six individuals and three entities in exchange for services to be rendered to it. The Company valued these shares at $595,800, and it has recognized an expense for these issuances in fiscal 2002.

In August 2002 the Company issued an aggregate 4,000 shares of its common stock to an individual in exchange for services to be rendered to it. The Company valued these shares at $25,000, and it recognized an expense for this issuance in fiscal 2002.

Note 12 - SUBSEQUENT EVENTS

In November 2002 the Company issued 240,000 shares of its common stock, valued at $150,000, to its principal shareholder as compensation for services and reimbursement for expenses.