Form 10QSB
period 2003-01-31
ELINE ENTERTAINMENT GROUP INC
filed 2003-03-21
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003
                                        ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _____________to_______________


                        Commission File Number: 000-30451
                                                ---------

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


               8905 Kingston Pike, Suite 313, Knoxville, TN 37923
               --------------------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (215) 895-9859
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 280,662 shares of common stock as of March 14, 2003.

                         ELINE ENTERTAINMENT GROUP, INC.
                Form 10-QSB for the period ended January 31, 2003

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this Quarterly Report on Form 10-QSB, "Eline," "we," "our," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its wholly-owned subsidiary Indvest Research, LLC, a Florida limited liability company.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at January 31, 2003 (unaudited)
         and October 31, 2002..................................................1

Consolidated Statements of Operations (unaudited) for the
         three months ended January 31, 2003 and 2002 and the Period from November 2, 1999 (Date of Inception) to January 31, 2003.........2

Consolidated Statements of Change in Stockholders'
         Equity for the Period from November 2, 1999 (Date of Inception)
         to January 31, 2003...................................................3

Consolidated Statements of Cash Flows (unaudited) for the
         three months ended January 31, 2003 and 2002 and the Period from November 2, 1999 (Date of Inception) to January 31, 2003.........5

Notes to Consolidated Financial Statements (unaudited) ........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................8

Item 3.  Controls and Procedures..............................................10

Part II  Other Information....................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Eline Entertainment Group, Inc.
                           A Development Stage Company

                                 Balance Sheets

                                                     January 31,    October 31,
                                                        2003           2002
                                                    ------------   -------------
ASSETS

Current assets Cash ..............................  $          0   $          0

Property, equipment and
  leasehold improvements, net ....................             0              0

Web site, net ....................................             0              0
                                                    ------------   ------------
                                                    $          0   $          0
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable ...............................  $     44,096   $     44,096
  Accrued expenses ...............................         3,000              0
                                                    ------------   ------------
         Total current liabilities ...............        47,096         44,096

         Total liabilities .......................  $     47,096   $     44,096
                                                    ============   ============

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 5,000,000 shares
  authorized, 200,000 shares Series B
  Convertible Preferred issued and outstanding ...           200            200

Common stock, $.001 par value; 20,000,000 shares
  authorized, 280,662 and 40,662 issued
  and outstanding ................................           280             40

Additional paid in capital .......................    13,775,312     13,625,552
Deficit accumulated during the development stage .   (13,822,888)   (13,669,888)
                                                    ------------   ------------

                  Total stockholders' deficit ....  $    (47,096)  $    (44,096)
                                                    ------------   ------------
                                                    $          0   $          0
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                         ELINE ENTERTAINMENT GROUP, INC.
                           A Development Stage Company

                             Statement of Operations
                  Three Months Ended January 31, 2003 and 2002
                      and the Period From November 2, 1999
                     (Date of Inception) to January 31, 2003


                                                                  Period From
                                                                November 2, 1999
                                            January 31,          to January 31,
                                        2003          2002            2003
                                        ----          ----      ----------------

Income ............................   $       0    $       0     $    112,388

Operating expenses ................     153,000       46,976        2,076,445
Web site maintenance ..............           0            0          410,587
Net consulting fees paid to officer           0            0        3,489,814
Consulting fees ...................           0      862,500        7,931,002
                                       --------     --------      -----------
                                        153,000      909,476       13,907,848
                                       --------     --------      -----------

  Net loss from operations ........    (153,000)    (909,476)     (13,795,460)

Other income (expense)
  Interest expense ................           0        2,500          (27,428)

  Total other income (expense) ....           0        2,500          (27,428)
                                       --------     --------      -----------

  Net loss ........................   $(153,000)   $(911,976)    $(13,907,848)
                                       ========     ========      ===========

Basic loss per share ..............   $   (0.63)   $  (53.60)    $    (426.20)

Basic weighted average
  shares outstanding ..............     241,532       17,015           32,433


   The accompanying notes are an integral part of these financial statements.

                                               ELINE ENTERTAINMENT GROUP, INC.
                                                 A Development Stage Company

                                    Statement of Changes in Stockholders' Deficit for the
                                      Period from November 2, 1999 (Date of Inception)
                                                     to January 31, 2003

                                                                                                    Deficit
                                 Preferred Stock    Common Stock                     Unearned     Accumulated
                                 ---------------    ------------                    Consulting    During the
                                     Class B                                         Fees and     Development
                                 Shares   Amount   Shares   Amount     Capital     Compensation      Stage         Total
                                 ------   ------   ------   ------   -----------   ------------   ------------   ----------
Initial capitalization                 -       -     2,000  $    2   $        (2)  $          -   $          -   $        -

Effects of reverse acquisition         -       -        65       -       168,900              -              -      168,900

Common stock sold through
  private placement                    -       -        16       -       160,000              -              -      160,000

Common stock to be issued              -       -        59       -       589,000              -              -      589,000

Common stock issued
  to consultants                       -       -       160       -     1,600,000              -              -    1,600,000

Net loss                               -       -         -       -             -              -     (2,565,042)  (2,565,042)
                                 -------  ------   -------  ------   -----------   ------------   ------------   ----------

Balance, October 31, 2000              -       -     2,300       2     2,517,898              -     (2,565,042)     (47,142)

Common stock sold through
  private placement
  March through May 2001               -       -        27       1       271,519              -              -      271,520

Issuance of subscribed shares
  March and April, 2001                -       -         -     294          (294)             -              -            -

Common stock issued to
  consultants - March
  through August, 2001                 -       -     6,488       6     3,117,966     (2,452,500)             -      665,472

Common stock issued to
  officer and shareholder
  June 2001                            -       -     7,800       8     5,362,492     (5,362,500)             -            -

Stock options issued                   -       -         -       -       497,500       (497,500)             -            -

Amortization of unearned
  consulting fees and
  compensation                         -       -         -       -             -      1,316,075              -    1,316,075

Net loss                               -       -         -       -             -              -     (2,938,790)  (2,938,790)
                                 -------  ------   -------  ------   -----------   ------------   ------------   ----------

Balance, October 31, 2001              -       -    16,615     311    11,767,081     (6,996,425)    (5,503,832)    (732,865)

Correction in par value
  in prior common
  stock issuances                      -       -         -    (295)          295              -              -            -

Amortization of unearned
  consulting fees and
  compensation                         -       -         -       -             -      2,215,500              -    2,215,500

Termination of consulting
  agreements                           -       -         -       -             -      4,780,925              -    4,780,925

Common stock issued to
  consultants
  November 2001
  through August 2002                  -       -    62,047      62     1,858,338              -              -    1,858,400

                                                                                                                 (continued)
                         The accompanying notes are an integral part of these financial statements.

                                                              3

                                               ELINE ENTERTAINMENT GROUP, INC.
                                                 A Development Stage Company

                                    Statement of Changes in Stockholders' Deficit for the
                                      Period from November 2, 1999 (Date of Inception)
                                                     to January 31, 2003
                                                         (continued)


                                 Preferred Stock    Common Stock                     Unearned     Accumulated
                                 ---------------    ------------                    Consulting    During the
                                     Class B                                         Fees and     Development
                                 Shares   Amount   Shares   Amount     Capital     Compensation      Stage         Total
                                 ------   ------   ------   ------   -----------   ------------   ------------   ----------
Return of common shares to
  treasury in exchange
  for preferred shares           200,000     200   (38,000)    (38)         (162)             -              -            -

Net loss                               -       -         -       -             -              -     (8,166,056)  (8,166,056)
                                 -------  ------   -------  ------   -----------     ----------   ------------   ----------

Balance, October 31, 2002        200,000     200    40,662      40    13,625,552              -    (13,669,888)     (44,096)

Common stock issued
  for consulting fees                  -       -   240,000     240       149,760              -              -      150,000


Net loss                               -       -         -       -             -              -       (153,000)    (153,000)
                                 -------  ------   -------  ------   -----------   ------------   ------------   ----------
Balance, January 31, 2003        200,000  $  200   280,662  $  280   $13,775,312   $          -   $(13,822,888)  $  (47,096)
                                 =======  ======   =======  ======   ===========   ============   ============   ==========

                         The accompanying notes are an integral part of these financial statements.

                                                              4

                         ELINE ENTERTAINMENT GROUP, INC.
                           A Development Stage Company

                             Statement of Cash Flows
                  Three Months Ended January 31, 2003 and 2002
  and the Period from November 2, 1999 (Date of Inception) to January 31, 2003

                                          Three Months Ended      Period From
                                              January 31,       November 2, 1999
                                         ---------------------         to
                                            2003        2002    January 31, 2003
                                            ----        ----    ----------------
Operating activities:
 Net loss ...............................$(153,000)  $(911,976)   $(13,822,888)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and amortization ........        -      25,191         233,389
   Amortization of unearned
   consulting fees and compensation .....        -     738,500       3,531,575
   Termination of consulting agreements .        -           -       4,780,925
   Note payable issued for consulting fee        -           -         100,000
   Other non-cash transactions ..........        -           -        (694,798)
   Forfeiture of deposit on building ....        -           -          50,000
   Common stock issued and to be
     issued for consulting fees and
     options ............................  150,000     124,000       4,313,872
   Changes in operating liabilities:
     Accounts payable ...................        -       2,576         210,471
     Accrued expenses ...................    3,000      10,500          98,924
                                         ---------   ---------    ------------
   Net cash provided by (used by)
     operating activities ...............$       -   $ (11,209)   $ (1,198,530)
                                         ---------   ---------    ------------
Investing activities:
 Web site expenditure ...................        -           -         (94,896)
 Deposit on building ....................        -           -         (50,000)
 Purchase of property and equipment .....        -           -        (272,649)
                                         ---------   ---------    ------------
 Net cash used in investing activities ..$       -   $       -    $   (417,545)
                                         ---------   ---------    ------------
Financing activities:
 Proceeds from borrowings
   from stockholders ....................        -      12,000         646,374
 Cash received in reverse
   acquisition ..........................        -           -           1,302
 Sale of common stock ...................        -           -         980,520
 Cash overdraft .........................        -      (1,378)             20
 Payments on capital lease obligations ..        -           -         (12,141)
                                         ---------   ---------    ------------
 Net cash (used) provided by
   financing activities .................$       -   $  10,662    $  1,616,075
                                         ---------   ---------    ------------

Decrease in cash ........................        -        (547)              -
Cash, beginning of period ...............        -         688               -
                                         ---------   ---------    ------------
Cash, end of period .....................$       -   $     141    $          -
                                         =========   =========    ============

   The accompanying notes are an integral part of these financial statements.

                         ELINE ENTERTAINMENT GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         Business. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Going Concern. The accompanying financial statements have been prepared assuming that Eline will continue as a going concern. As shown in the accompanying financial statements, Eline incurred a net loss of $153,000 during the three months ended January 31, 2003 and has an accumulated deficit of $13,822,888 at January 31, 2003. Although a substantial portion of Eline's cumulative net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. Management believes that the success of Eline will depend on its ability to develop its current business and operations coupled with consummating a merger or business combination with a third party which will expand its current business and operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Eline be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the three months ended January 31, 2003 and 2002, and for the period from November 2, 1999 (date of inception) to January 31, 2003, Eline paid $0, $0 and $5,428, respectively, in interest and paid no income taxes. During the three months ended January 31, 2003 the following transaction not affecting cash occurred:

         a. We issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts and reimbursement for out-of-pocket fees and costs expended on our behalf. We have valued these shares at $150,000 and will recognize an expense for them during the three months ended January 31, 2003.

NOTE 3.  RELATED PARTY TRANSACTIONS

         As described in Note 2 above, during the three months ended January 31, 2003 we issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts on our behalf and reimbursement for out-of-pocket fees and costs they have expended on our behalf.

NOTE 4.  STOCKHOLDERS' EQUITY

         As described in Note 2 above, during the three months ended January 31, 2003 we issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts on our behalf and reimbursement for out-of-pocket fees and costs they have expended on our behalf

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         We reported no revenues for either the three months ended January 31, 2003 or the three months ended January 31, 2002. Our operating expenses for the three months ended January 31, 2003 were approximately 83% less than the comparable three month period in 2002, due primarily to a reduction in consulting fees paid to third parties.

         During the three months ended January 31, 2003 we issued 240,000 shares of our restricted common stock, valued at $150,000, to Yucatan Holding Company as compensation for services rendered and to be rendered to us and as reimbursement for out-of-pocket fees and costs paid by Yucatan on our behalf. Yucatan is our principal shareholder and Jayme Dorrough, its President and shareholder, is our sole director. During this period we also recognized an expense of $3,000 which we believe represents the fair value of the services rendered to us by Mr. Barry A. Rothman. We do not pay Mr. Rothman, who has served as our President since September 25, 2002, a salary or provide him with any other compensation.

         During the three months ended January 31, 2003 we organized a wholly-owned subsidiary, Indvest Research LLC, a Florida limited liability corporation ("Indvest"). All costs of organizing this subsidiary were paid for by Yucatan Holding Company. Indvest will provide business consulting and advisory services on a fee basis in areas such as restructuring, strategic evaluations, corporate governance and methods for maximizing companies' resources and personnel. It is not anticipated that Indvest will hire any full-time or part-time employees, rather Indvest will contract with a variety of third party professionals, some of whom may be our affiliates, to provide it with the expertise necessary to fulfill its engagements. These independent contractors will be hired on an engagement by engagement basis, and their fees will be included in the fees paid by the companies which may engage Indvest from time to time.

         In its first contract, Indvest was recently engaged by a privately-held manufacturing company to assist it in a restructure of certain of that company's liabilities, a sale of certain of its assets and the restructure of certain of the personal liabilities of its owner. It is envisioned that this engagement will be completed during the second quarter of fiscal 2003. Indvest has engaged two individuals to provide contract advisory services to it in this engagement. We cannot estimate at this time the value of the engagement, but it is anticipated that revenues to be generated from this contract will be minimal. Upon completion of this engagement Indvest will seek to enter into agreements with additional companies to provide similar fee-based services.

         As disclosed in its annual report on Form 10-KSB for the fiscal year ended October 31, 2002, subsequent to the recent change of control of our company and given the lack of historical revenues associated with its entertainment initiatives, our current management continues its efforts to transition the company into other lines of business. The organization of Indvest was undertaken in addition to our continuing search for viable candidates with which we can enter into a merger or business combination that will serve to increase revenues and shareholder value.

Liquidity and Capital Resources

         At January 31, 2003 we had a working capital deficit of $47,096. We have incurred cumulative losses from inception (November 2, 1999) through January 31, 2003 of $13,822,888, and the report from of our independent auditor on our audited financial statements at October 31, 2002 contained a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we either generate sufficient revenues from our operations or until we consummate a merger or business combination with a third party. We do not have any present commitments for capital expenditures. It is likely that in order to expand our business and operations that we will need additional working capital. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our future financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.       Description
         -----------       -----------
         99.1              Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On November 5, 2003 we filed a Report on Form 8-K disclosing under Item
5. Other Events and Regulation FD Disclosure the following:

         (i) CUSIP Service Bureau reinstated our previously CUSIP number of 29658N 20 4;

         (ii) the voiding of the $120,000 promissory note previously issued to Mr. Thomas J. Gaffney, our former president and director;

         (iii) our notice to Mr. Gaffney of his default under agreements entered into in September 2002; and

         (iv) the exchange by Yucatan Holding Company, our principal shareholder, of 9,500,000 shares of our issued and outstanding common stock for 200,000 shares of our Series C Convertible Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        Eline Entertainment Group, Inc.
                                        By: /S/ Barry A. Rothman
                                        Barry A. Rothman, President

Dated: March 21, 2003

                                  CERTIFICATION

         I, Barry A. Rothman,  certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Eline Entertainment Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003                          By: /s/ Barry A. Rothman
                                        ------------------------------------
                                        Barry A. Rothman,
                                        President,  principal executive and
                                        principal accounting officer