Form 10QSB
period 2003-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2003-06-16
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _____________to_______________

                        Commission File Number: 000-30451

                         ELINE ENTERTAINMENT GROUP, INC.
                         ------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,295,662 shares of common stock as of June 13, 2003.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended April 30, 2003

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

         When used in this Quarterly Report on Form 10-QSB, "Eline," "we," "our," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries Indvest Research, LLC, a Florida limited liability company, and Industrial Holding Group, Inc., a Florida corporation.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at April 30, 2003 (unaudited)
         and October 31, 2002..................................................1

Consolidated Statements of Operations (unaudited) for the
         three and six months ended April 30, 2003 and 2002 and the Period from November 2, 1999 (Date of Inception) to April 30, 2003...........2

Consolidated Statements of Change in Stockholders' Equity for the Period
         from November 2, 1999 (Date of Inception) to April 30, 2003...........3

Consolidated Statements of Cash Flows (unaudited) for the
         six months ended April 30, 2003 and 2002 and the Period
         from November 2, 1999 (Date of Inception) to April 30, 2003...........5

Notes to Consolidated Financial Statements (unaudited) ........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................8

Item 3.  Controls and Procedures..............................................10

Part II  Other Information....................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Eline Entertainment Group, Inc.
                           A Development Stage Company

                                 Balance Sheets

                                                      April 30,     October 31,
                                                        2003           2002
                                                    ------------   ------------
ASSETS                                               (unaudited)

Current assets Cash ..............................  $          0   $          0

Property, equipment and
  leasehold improvements, net ....................             0              0
Web site, net ....................................             0              0
                                                    ------------   ------------
                                                    $          0   $          0
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable ...............................  $     44,096   $     44,096
  Accrued expenses ...............................         6,000              0
                                                    ------------   ------------
         Total current liabilities ...............        50,096         44,096

         Total liabilities .......................  $     50,096   $     44,096
                                                    ============   ============

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 5,000,000 shares
  authorized, 180,000 shares Series B
  Convertible Preferred issued and outstanding ...           180            200

Common stock, $.001 par value; 20,000,000 shares
  authorized, 2,295,662 and 40,662 issued
  and outstanding ................................         2,295             40

Additional paid in capital .......................    13,803,317     13,625,552
Deficit accumulated during the development stage .   (13,855,888)   (13,669,888)
                                                    ------------   ------------

                  Total stockholders' deficit ....  $    (50,096)  $    (44,096)
                                                    ------------   ------------
                                                    $          0   $          0
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                     ELINE ENTERTAINMENT GROUP, INC.
                                       A Development Stage Company

                                         Statement of Operations
                            Three and Six Months Ended April 30, 2003 and 2002
                                   and the Period From November 2, 1999
                                  (Date of Inception) to April 30, 2003

                                                                                           Period From
                                         Six Months Ended         Three Months Ended     November 2, 1999
                                             April 30,                 April 30,           to April 30,
                                        2003          2002        2003          2002           2003
                                        ----          ----        ----          ----     ----------------
Income ............................   $   1,000    $       0    $   1,000    $       0     $    113,388

Operating expenses ................     187,000       83,317       37,000       36,341        2,110,445
Web site maintenance ..............           0            0            0            0          410,587
Net consulting fees paid to officer           0            0            0            0        3,489,814
Consulting fees ...................           0    1,601,000            0      738,500        7,931,002
                                      ---------    ---------    ---------    ---------     ------------
                                                                                             13,941,848
                                                                                           ------------

  Net loss from operations ........    (186,000)  (1,684,317)     (36,000)    (774,841)     (13,828,460)

Other income (expense)
  Interest expense ................           0        5,000            0        2,500          (27,428)
                                      ---------    ---------    ---------    ---------     ------------

  Total other income (expense) ....           0        5,000            0        2,500          (27,428)
                                      ---------    ---------    ---------    ---------     ------------

  Net loss ........................   $(186,000)  (1,689,317)     (36,000)    (777,341)    $(13,855,888)
                                      =========   ==========    =========    =========     ============

Basic loss per share ..............   $   (0.65)  $   (99.28)   $   (0.12)   $  (45.69)    $    (260.97)

Basic weighted average
  shares outstanding ..............     284,029       17,015      289,510       17,013           53,093


                The accompanying notes are an integral part of these financial statements.

                                                    2

                                             ELINE ENTERTAINMENT GROUP, INC.
                                               A Development Stage Company

                                  Statement of Changes in Stockholders' Deficit for the
                                     Period from November 2, 1999 (Date of Inception)
                                                    to April 30, 2003

                                                                                                    Deficit
                              Preferred Stock      Common Stock                      Unearned     Accumulated
                              ---------------      ------------                     Consulting    During the
                                  Class B                                            Fees and     Development
                              Shares   Amount     Shares    Amount     Capital     Compensation      Stage          Total
                              -------  ------   ---------   ------   -----------   ------------   ------------   -----------
Initial capitalization .......      -  $    -       2,000   $    2   $        (2)  $          -   $          -   $         -

Effects of reverse acquisition      -       -          65        -       168,900              -              -       168,900

Common stock sold through
  private placement ..........      -       -          16        -       160,000              -              -       160,000

Common stock to be issued ....      -       -          59        -       589,000              -              -       589,000

Common stock issued
  to consultants .............      -       -         160        -     1,600,000              -              -     1,600,000

Net loss .....................      -       -           -        -             -              -     (2,565,042)   (2,565,042)
                              -------  ------   ---------   ------   -----------   ------------   ------------   -----------

Balance, October 31, 2000 ....      -       -       2,300        2     2,517,898              -     (2,565,042)      (47,142)

Common stock sold through
  private placement
  March through May 2001 .....      -       -          27        1       271,519              -              -       271,520

Issuance of subscribed shares
  March and April, 2001 ......      -       -           -      294          (294)             -              -             -

Common stock issued to
  consultants - March
  through August, 2001 .......      -       -       6,488        6     3,117,966     (2,452,500)             -       665,472

Common stock issued to
  officer and shareholder
  June 2001 ..................      -       -       7,800        8     5,362,492     (5,362,500)             -             -

Stock options issued .........      -       -           -        -       497,500       (497,500)             -             -

Amortization of unearned
  consulting fees and
  compensation ...............      -       -           -        -             -      1,316,075              -     1,316,075

Net loss .....................      -       -           -        -             -              -     (2,938,790)   (2,938,790)
                              -------  ------   ---------   ------   -----------   ------------   ------------   -----------

Balance, October 31, 2001 ....      -       -      16,615      311    11,767,081     (6,996,425)    (5,503,832)     (732,865)

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

                                                            3

                                             ELINE ENTERTAINMENT GROUP, INC.
                                               A Development Stage Company

                                  Statement of Changes in Stockholders' Deficit for the
                                     Period from November 2, 1999 (Date of Inception)
                                                    to April 30, 2003
                                                       (continued)

                                                                                                    Deficit
                              Preferred Stock      Common Stock                      Unearned     Accumulated
                              ---------------      ------------                     Consulting    During the
                                  Class B                                            Fees and     Development
                              Shares   Amount     Shares    Amount     Capital     Compensation      Stage          Total
                              ------   ------   ---------   ------   -----------   ------------   ------------   -----------
(continued)
Correction in par value
  in prior common
  stock issuances ............      -  $    -           -   $ (295)  $       295   $          -   $          -   $         -

Amortization of unearned
  consulting fees and
  compensation ...............      -       -           -        -             -      2,215,500              -     2,215,500

Termination of consulting
  agreements .................      -       -           -        -             -      4,780,925              -     4,780,925

Common stock issued to
  consultants
  November 2001
  through August 2002 ........      -       -      62,047       62     1,858,338              -              -     1,858,400

Return of common shares to
  treasury in exchange
  for preferred shares .......200,000     200     (38,000)     (38)         (162)             -              -             -

Net loss .....................      -       -           -        -             -              -     (8,166,056)   (8,166,056)
                              -------  ------   ---------   ------   -----------   ------------   ------------   -----------

Balance, October 31, 2002 ....200,000     200      40,662       40    13,625,552              -    (13,669,888)      (44,096)

Common stock issued
  for consulting fees ........      -       -     240,000      240       149,760              -              -       150,000

Common stock issued
  for services ...............      -       -      15,000       15        29,985              -              -        30,000

Common stock issued
  for conversion of Series B
  Convertible Preferred stock (20,000)    (20)  2,000,000    2,000        (1,980)             -              -             0

Net loss .....................      -       -           -        -             -              -       (186,000)     (186,000)
                              -------  ------   ---------   ------   -----------   ------------   ------------   -----------

Balance, April 30, 2003 ......180,000  $  180   2,295,662   $2,295   $13,803,317   $          -   $(13,855,888)  $   (50,096)



                        The accompanying notes are an integral part of these financial statements.

                                                            4

                               ELINE ENTERTAINMENT GROUP, INC.
                                 A Development Stage Company

                                   Statement of Cash Flows
                           Six Months Ended April 30, 2003 and 2002
                             and the Period from November 2, 1999
                            (Date of Inception) to April 30, 2003


                                                Six Months Ended                 Period From
                                                    April 30,                  November 2, 1999
                                            --------------------------                to
                                               2003           2002              April 30, 2003
                                               ----           ----             ----------------
Operating activities:
 Net loss ...............................   $(186,000)     $(1,689,317)          $(13,858,888)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and amortization ........           -           50,801                233,389
   Amortization of unearned
   consulting fees and compensation .....           -        1,477,000              3,531,575
   Termination of consulting agreements .           -                -              4,780,925
   Note payable issued for consulting fee           -                -                100,000
   Other non-cash transactions ..........           -                -               (694,798)
   Forfeiture of deposit on building ....           -                -                 50,000
   Common stock issued and to be
     issued for consulting fees and
     options ............................     180,000          124,000              4,343,872
   Changes in operating liabilities:
     Accounts payable ...................           -           (5,924)               210,471
     Accrued expenses ...................       6,000           23,630                104,924
                                            ---------      -----------           ------------
   Net cash provided by (used by)
     operating activities ...............   $       -      $   (19,810)          $ (1,198,530)
                                            ---------      -----------           ------------
Investing activities:
 Web site expenditure ...................           -                -                (94,896)
 Deposit on building ....................           -                -                (50,000)
 Purchase of property and equipment .....           -          (15,291)              (272,649)
                                            ---------      -----------           ------------
 Net cash used in investing activities ..   $       -      $   (15,291)          $   (417,545)
                                            ---------      -----------           ------------
Financing activities:
 Proceeds from borrowings
   from stockholders ....................           -           20,500                646,374
 Cash received in reverse
   acquisition ..........................           -                -                  1,302
 Sale of common stock ...................           -                -                980,520
 Cash overdraft .........................           -           (1,378)                    20
 Payments on capital lease obligations ..           -                -                (12,141)
                                            ---------      -----------           ------------
 Net cash (used) provided by
   financing activities .................   $       -      $    19,122           $  1,616,075
                                            ---------      -----------           ------------

Decrease in cash ........................           -             (688)                     -
Cash, beginning of period ...............           -                -                      -
                                            ---------      -----------           ------------
Cash, end of period .....................   $       -      $         -           $          -
                                            =========      ===========           ============

          The accompanying notes are an integral part of these financial statements.

                                              5

                         ELINE ENTERTAINMENT GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         Business. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Going Concern. The accompanying financial statements have been prepared assuming that Eline will continue as a going concern. As shown in the accompanying financial statements, Eline incurred a net loss of $186,000 during the six months ended April 30, 2003 and has an accumulated deficit of $13,855,888 at April 30, 2003. Although a substantial portion of Eline's cumulative net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Eline be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the six months ended April 30, 2003 and 2002, and for the period from November 2, 1999 (date of inception) to April 30, 2003, Eline paid $0, $0 and $5,428, respectively, in interest and paid no income taxes. During the six months ended April 30, 2003 the following transaction not affecting cash occurred:

         a. We issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts and reimbursement for out-of-pocket fees and costs expended on our behalf. We have valued these shares at $150,000; and

         b. We issued an individual 15,000 shares of our common stock, valued at $30,000, as compensation for services rendered to us.

NOTE 3.  RELATED PARTY TRANSACTIONS

As described in Note 2 above, during the six months ended April 30, 2003 we issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts on our behalf and reimbursement for out-of-pocket fees and costs they have expended on our behalf.

         In April 2003 Yucatan Holding Company converted 20,000 shares of the Series B Convertible Preferred Stock owned by it into 2,000,000 shares of our restricted common stock.

NOTE 4 - STOCKHOLDERS' EQUITY

         As described in Note 2 above, during the six months ended April 30, 2003:

         * we issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts on our behalf and reimbursement for out-of-pocket fees and costs they have expended on our behalf,

         * we issued an individual 15,000 shares of our common stock, valued at $30,000, as compensation for services rendered to us, and

         * Yucatan Holding Company converted 20,000 shares of the Series B Convertible Preferred Stock owned by it into 2,000,000 shares of our restricted common stock.

NOTE 5 - SUBSEQUENT EVENTS

         On May 27, 2003 we executed a Share Exchange Agreement with Lester E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and our newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, we acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. We valued the acquisition of IFR at $1.5 million based upon the value of its net tangible assets, historic operating results and goodwill associated with its continuing operations. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of our common stock at such time and upon such terms and conditions as the parties may agree to in the future.

         Founded in 1979, IFR provides machining, welding, speciality design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities. Mr. Gann will remain as president of IFR and continue to be responsible for its day-to-day operations. IFR's business and operations are conducted from a 35,000 square foot facility in Knoxville, Tennessee which is leased from Mr. Gann for approximately $6,500 per month.

         Prior to closing the transaction with IFR, we formed Industrial Holding as a first tier subsidiary. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred

Stock to us. The designations, rights and preferences of the Series A Preferred Stock provides that (i) it does not pay dividends, (ii) it is not convertible or transferrable, (iii) it is redeemable only upon our consent, (iv) it carries a liquidation preference of $1.00, and (v) it votes together with the common stock and any other class of voting securities as may then be authorized and entitles us to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by us are equal to at least 51% of the total of all votes entitled to be cast. Following the share exchange, IFR is a wholly-owned subsidiary of Industrial Holding which is in turn owned by both our company and Mr. Gann.

         Under the terms of the Share Exchange Agreement, IRF will pay us a monthly management fee equal to 50% of its free cash flow as that term is defined in the Share Exchange Agreement. No additional shares of either Industrial Holding common or any series of preferred stock can be issued without the consent of both our company and Mr. Gann.

         Prior to the transaction, Mr. Gann had advanced IFR approximately $1.1 million which is collateralized by a security interest in all of its assets (the "Gann Obligations"). The Gann Obligations will continue to be serviced by IFR after the closing of the transaction under the same payment terms as were utilized prior to the transaction, and the security interest will remain in place pending repayment in full of the Gann Obligations. The Share Exchange Agreement also provides mechanisms for retirement of the Gann Obligations under certain circumstances, including upon Mr. Gann's death or disability, or the sale of IFR, which include a repayment of the Gann Obligations and the return to us of any capital we have loaned IFR. Mr. Gann, or his estate, will be entitled to a portion of the proceeds we receive upon the sale of IFR or its assets after repayment of these amounts.

         In April 2003 we established our 2003 Stock Option and Equity Compensation Plan (the "Plan") under which 250,000 shares of the our common stock were reserved for issuance. The aggregate number of shares reserved for issuance under in the Plan will be increased, without any further action by us, upon the future issuance by us of additional shares of our common stock so that at all times the number of shares of common stock reserved for issuance under the Plan will be equal 10% of our issued and outstanding common stock. In April 2003 we filed a registration statement with the SEC registering the shares underlying the Plan. A copy of the Plan is filed as an exhibit to that registration statement. A copy of registration statement, including the Plan, is available in digital form for download or review by visiting the SEC's web site at www.sec.gov. In May 2003 we issued an option under the Plan to purchase 10,000 shares of our common stock, at an exercise price of $1.75 per share, to an unaffiliated third party. Such option was exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         We reported either minimal or no revenues for either the three months and six months ended April 30, 2003 or the three months and six months ended April 30, 2002. Our operating expenses for the three months and six months ended April 30, 2003 were approximately 94% and approximately 89%, respectively, less than the comparable three month and six month periods in 2002, due primarily to a reduction in consulting fees paid to third parties.

         During the six months ended January 31, 2003 we issued 240,000 shares of our restricted common stock, valued at $150,000, to Yucatan Holding Company as compensation for services rendered and to be rendered to us and as reimbursement for out-of-pocket fees and costs paid by Yucatan on our behalf. Yucatan is our principal shareholder and Jayme Dorrough, its President and shareholder, is our sole director. During the six months ended April 30, 2003 we issued 15,000 shares of our common stock, valued at $30,000, to an individual as compensation third party. During this period we also recognized an expense of $6,000 which we believe represents the fair value of the services rendered to us by Mr. Barry A. Rothman. We do not pay Mr. Rothman, who has served as our President since September 25, 2002, a salary or provide him with any other compensation.

         During the six months ended April 30, 2003 we organized a wholly-owned subsidiary, Indvest Research LLC, a Florida limited liability corporation ("Indvest"). All costs of organizing this subsidiary were paid for by Yucatan Holding Company. Indvest will provide business consulting and advisory services on a fee basis in areas such as restructuring, strategic evaluations, corporate governance and methods for maximizing companies' resources and personnel. It is not anticipated that Indvest will hire any full- time or part-time employees, rather Indvest will contract with a variety of third party professionals, some of whom may be our affiliates, to provide it with the expertise necessary to fulfill its engagements. These independent contractors will be hired on an engagement by engagement basis, and their fees will be included in the fees paid by the companies which may engage Indvest from time to time.

         In its first contract, Indvest was engaged by IFR, a privately-held manufacturing company, to assist it in a restructure of certain of that company's liabilities, a sale of certain of its assets and the restructure of certain of the personal liabilities of its owner. Indvest engaged two individuals to provide contract advisory services to it in this engagement. As described elsewhere in this report, in May 2003 we acquired IFR. In conjunction with such acquisition we waived any fees which may have become due Indvest in connection with the IFR transaction, other than $1,000, which such amount was paid to one of the individuals for the advisory services. Indvest will seek to enter into agreements with additional companies to provide similar fee-based services.

         As disclosed in its annual report on Form 10-KSB for the fiscal year ended October 31, 2002, subsequent to the recent change of control of our company and given the lack of historical revenues associated with its entertainment initiatives, our current management continues its efforts to transition the company into other lines of business. The organization of Indvest was undertaken in addition to our continuing search for viable candidates with which we can enter into a merger or business combination that will serve to increase revenues and shareholder value. In addition, in May 2003 we organized Industrial Holding. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred Stock to us. The designations, rights and preferences of the Series A Preferred Stock provides that (i) it does not pay dividends, (ii) it is not convertible or transferrable, (iii) it is redeemable only upon our consent, (iv) it carries a liquidation preference of $1.00, and
(v) it votes together with the common stock and any other class of voting securities as may then be authorized and entitles us to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by us are equal to at least 51% of the total of all votes entitled to be cast.

         In May 2003 we executed a Share Exchange Agreement with Lester E. Gann, the sole shareholder of IFR and our newly formed subsidiary, Industrial Holding. Under the terms of the agreement on that date, we acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. We valued the acquisition of IFR at $1.5 million based upon the value of its net tangible assets, historic operating results and goodwill associated with its continuing operations. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of our common stock at such time and upon such terms and conditions as the parties may agree to in the future.

         Following the share exchange, IFR is a wholly-owned subsidiary of Industrial Holding which is in turn owned by both our company and Mr. Gann. We will begin reporting revenues from these operations during the third quarter of fiscal 2003.

Liquidity and Capital Resources

         At April 30, 2003 we had a working capital deficit of $50,096. We have incurred cumulative losses from inception (November 2, 1999) through April 30, 2003 of $13,855,888, and the report from of our independent auditor on our audited financial statements at October 31, 2002 contained a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we either generate sufficient revenues from our operations. We do not have any present commitments for capital expenditures. It is likely that in order to expand our business and operations that we will need additional working capital. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our future financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On April 28, 2003 Yucatan Holding Company ("Yucatan"), our principal shareholder, converted 20,000 shares of our Series B Convertible Preferred Stock into 2,000,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption under Section 4(2) of that act.

         As of the date of this report there are 2,295,662 shares of our common stock and 180,000 shares of our Series B Convertible Preferred Stock issued and outstanding. Each share of common stock is entitled to one vote, and each share of Class B Convertible Preferred Stock is entitled to 500 votes, on all matters submitted to our shareholders for a vote, and both classes of these securities vote together as one class. Following this transaction, Yucatan is the holder of 180,000 shares of our Series B Convertible Preferred Stock and 2,240,000 shares of our common stock, which represents approximately 99% of the voting control of our company.

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

         On May 29, 2003 we filed a Report on Form 8-K disclosing under Item 2. Acquisition or Disposition of Assets our acquisition of IFR as described elsewhere herein. As set forth in such Report, we will file the required financial statements for IFR within 60 days from the date of the report under an amendment to the Report on Form 8-K.





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

Dated: June 13, 2003

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

June 13, 2003                           By: /s/ Barry A. Rothman
                                            -----------------------------------
                                            Barry A. Rothman,
                                            President,  principal executive and
                                            principal accounting officer