Form 10QSB
period 2003-07-31
ELINE ENTERTAINMENT GROUP INC
filed 2003-09-22
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,375,662 shares of common stock as of September 17, 2003.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 Form 10-QSB for the period ended July 31, 2003

         When used in this Quarterly Report on Form 10-QSB, "Eline," "we," "our," "us" and similar terms refer to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries Imaging Holding Group, Inc. and Industrial Holding Group, Inc., both Florida corporations. The term "Industrial Holding" refers to our subsidiary Industrial Holding, Inc.; the term "IFR" refers to Industrial Holding's subsidiary Industrial Fabrication and Repair, Inc., a Tennessee corporation; the term "Imaging Holding" refers to our subsidiary Imaging Holding, Inc.; and the term "Okeechobee Imaging" refers to Imaging Holding's subsidiary Okeechobee Imaging, Inc., a Florida corporation.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business model, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 Form 10-QSB for the period ended July 31, 2003


                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at July 31, 2003 (unaudited)
         and October 31, 2002 .................................................1

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended July 31, 2003 and 2002....................2

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended July 31, 2003 and 2002..............................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................7

Item 3.  Controls and Procedures...............................................9


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                   July 31, 2003    October 31,
                                                    (Unaudited)        2002
ASSETS                                             ------------    ------------

Current assets
    Cash and cash equivalents ....................  $    132,580   $          0
    Accounts receivable, net off
     allowance for  doubtful accounts of $47,107 .       405,923              0
    Deposits .....................................         7,415              0
    Inventory ....................................     1,222,171              0
    Prepaid expenses .............................        12,519              0
                                                    ------------   ------------
       Total current assets ......................     1,780,608              0

Property and Equipment ...........................       331,590              0

Other assets
    Deposits .....................................         7,200              0
                                                    ------------   ------------

                                                    $  2,119,398   $          0
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Trade accounts payable .......................  $    339,347   $     44,096
    Accrued expenses .............................       299,914              0
    Current maturities of long-term debt .........        10,471              0
                                                    ------------   ------------
       Total current liabilities .................       649,732         44,096

Long-term debt, less current portion
    Long-term debt ...............................         6,235              0
    Shareholder note and interest payable ........       828,234              0
                                                    ------------   ------------
    Total liabilities ............................  $  1,484,201   $     44,096

Minority Interest in Subsidiary ..................       333,575              0

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares
    authorized, 180,000 shares Series B
    Convertible Preferred issued and outstanding .           180            200
Common stock, $.001 par value; 20,000,000 shares
    authorized, 2,325,662  issued and outstanding          2,325             40
Additional paid in capital .......................    14,262,353     13,625,552
Accumulated deficit ..............................   (13,963,236)   (13,669,888)
                                                    ------------   ------------
       Total stockholders' equity (deficit) ......  $    301,622   $    (44,096)
                                                    ------------   ------------

                                                    $  2,119,398   $          0
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                         Eline Entertainment Group, Inc. and Subsidiaries
                              Consolidated Statements of Operations
                                           (Unaudited)

                                      Three Months Ended                Nine Months Ended
                                           July 31,                          July 31,
                                 -----------------------------     -----------------------------
                                     2003             2002             2003             2002
                                 ------------     ------------     ------------     ------------
Revenues ....................    $    810,570     $          -     $    810,570     $          -

Cost of goods sold ..........         527,569                -          527,569                -
                                 ------------     ------------     ------------     ------------

Gross profit ................         283,001                -          283,001                -

General and administrative ..         372,451        2,486,464          558,451        4,170,781
                                 ------------     ------------     ------------     ------------

Income (loss) from operations         (89,450)      (2,486,464)        (275,450)      (4,170,781)

Other expense
   Interest expense .........          17,339            5,000           17,339           10,000
   Stock option expense .....             559                -              559                -
                                 ------------     ------------     ------------     ------------
   Total other expense ......          17,898            5,000           17,898           10,000

Net profit (loss) ...........    $   (107,348)    $ (2,491,464)    $   (293,348)    $ (4,180,781)
                                 ============     ============     ============     ============

Basic loss per share ........    $      (0.05)    $     (37.39)    $      (0.30)    $    (157.28)
                                 ============     ============     ============     ============

Basic weighted average
   shares outstanding .......       2,313,162           66,642          968,061           26,582
                                 ============     ============     ============     ============

            The accompanying notes are an integral part of these financial statements.

                                                2

                         ELINE ENTERTAINMENT GROUP, INC.
                      Consolidated Statement of Cash Flows
                    Nine Months Ended July 31, 2003 and 2002


                                                           Nine months Ended
                                                                July 31,
                                                        ------------------------
                                                           2003         2002
                                                        ---------   -----------
Operating activities:
 Net loss ............................................  $(293,348)  $(4,180,781)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities, net of
  effect of acquisition:
   Depreciation and amortization .....................     15,000        75,992
   Amortization of unearned
   consulting fees and compensation ..................          -     2,215,500
      Common stock issued and to be
      issued for consulting fees and options .........    228,000     1,833,400
      Decrease in accounts receivable ................     67,405             -
       Increase in inventory .........................   (326,759)            -
       Increase in prepaid expenses ..................     18,515             -
   Decrease in Accounts payable ......................    (85,994)       (4,422)
   Increase in Accrued expenses ......................     57,320        40,501
                                                        ---------   -----------

             Net Cash (Used) in Operating Activities .  $(319,861)  $   (19,810)
                                                        ---------   -----------

Investing activities:
Payment of deposit ...................................     (7,415)            -
Cash acquired in acquisition .........................    111,678             -
                                                        ---------   -----------
 Net cash provided by investing activities ...........    104,263             -

Financing activities:
 Payment of letter of credit .........................   (290,000)            -
 Proceeds from  (repayments) of borrowings
   from stockholders .................................    625,709        20,500
  Exercise of stock options ..........................     17,500             -
 Cash overdraft ......................................          -        (1,378)
Minority interest is subsidiary ......................     (2,440)            -
Long term debt .......................................     (2,591)            -
                                                        ---------   -----------

 Net cash provided by
   financing activities ..............................    348,178        19,122
                                                        ---------   -----------

Increase (Decrease) in cash ..........................    132,580          (688)

Cash, beginning of period ............................          -           688
                                                        =========   ===========

Cash, end of period ..................................  $ 132,580   $         -
                                                        =========   ===========

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include Eline and all subsidiaries. All significant transactions among our businesses have been eliminated. The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

GOING CONCERN

         The accompanying financial statements have been prepared assuming that Eline will continue as a going concern. As shown in the accompanying financial statements, Eline incurred a net loss of $293,348 during the nine months ended July 31, 2003 and has an accumulated deficit of $13,963,236 at July 31, 2003. Although a substantial portion of Eline's cumulative net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Eline be unable to continue as a going concern.

USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At July 31, 2003 we had no cash equivalents.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the nine months ended July 31, 2003 and 2002, Eline accrued $17,339 and $10,000, respectively, in interest and paid no income taxes. During the nine months ended July 31, 2003 the following transaction not affecting cash occurred:

         a. We issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts and reimbursement for out-of-pocket fees and costs expended on our behalf. We have valued these shares at $150,000;

         b. We issued an individual 15,000 shares of our common stock, valued at $30,000, as compensation for services rendered to us; and

         c. We issued an individual 20,000 shares of our common stock, valued at $48,000, as compensation for services rendered to us in connection with the IFR transaction described elsewhere herein.

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Property and equipment consisted of the following as of July 31, 2003

         Shop equipment ..............................       $ 572,291
         Furniture and Fixtures ......................          17,680
         Automobiles .................................         117,530
         Leasehold Improvements ......................           9,380
                                                             ---------

                                                             $ 716,881
         Less: accumulated depreciation ..............        (385,291)
                                                             ---------

                                                             $ 331,590

NOTE 4.  INVENTORY

         Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

NOTE 5.  RELATED PARTY TRANSACTIONS

         As described in Note 2 above, during the nine months ended July 31, 2003 we issued Yucatan Holding Company, our principal shareholder, 240,000 shares of our restricted common stock as compensation for its past and future efforts on our behalf and reimbursement for out-of-pocket fees and costs they have expended on our behalf.

         In April 2003 Yucatan Holding Company converted 20,000 shares of the Series B Convertible Preferred Stock owned by it into 2,000,000 shares of our restricted common stock.

         IFR leases is facilities from Lester E. Gann, its President, under a month to month lease which provides for a monthly payment of $6,500.00.

NOTE 6.  STOCKHOLDERS' EQUITY

         During the nine months ended July 31, 2003:

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

                  * Yucatan Holding Company converted 20,000 shares of the Series B Convertible Preferred Stock owned by it into 2,000,000 shares of our restricted common stock,

                  * we issued an entity 10,000 shares of our common stock upon the exercise of an option with an exercise price of $1.75 per share; and

                  * we issued an individual 20,000 shares of our common stock, valued at $48,000, as compensation for services rendered to us in connection with the IFR transaction described elsewhere herein

NOTE 7.  ACQUISITION

         In May 2003 the then sole shareholder of Industrial Fabrication and Repair, Inc. ("IFR") sold 100% of the issued and outstanding common stock of IFR to Industrial Holding Group, Inc. ("Industrial Holding") in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. Industrial Holding is a subsidiary of Eline. The shares of Industrial Holding common stock issued to the seller are convertible into shares of Eline's common stock at such time and upon such terms and conditions as the parties may agree to in the future. Prior to the transaction with IFR, Eline had formed Industrial Holding as a first tier subsidiary. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred Stock to Eline. The designations, rights and preferences of the Series A Preferred Stock provides that (i) it does not pay dividends, (ii) it is not convertible or transferable, (iii) it is redeemable only upon the Eline's consent, (iv) it carries a liquidation preference of $1.00, and (v) it votes together with the common stock and any other class of voting securities as may then be authorized and entitles the Eline to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by Eline are equal to at least 51% of the total of all votes entitled to be cast. The former sole shareholder of IFR is currently owns all of Industrial Holding's issued and outstanding common stock.

NOTE 8 - SUBSEQUENT EVENTS

         In June 2003 we organized our Imaging Holding division. This division will own and operate diagnostic imaging centers. Our objective is to be a leading provider of outpatient diagnostic imaging services in the geographic markets which we will serve. Imaging Holding's business model is to locate centers in certain high traffic growth areas, and focus on providing a high quality of service to both the patients and the referring physicians coupled with lower fixed overhead through cost management and patient care risk management. Imaging Holding will initially focus its efforts on opening new centers or acquiring existing operating centers which, while located in a desirable area, have underperformed for a variety of correctable reasons.

         The authorized capital of Imaging Holding consists of 100 million shares of common stock, par value $0.01 per share, and 10 million shares of blank check preferred stock, par value $0.01 per share. We have designated a series of preferred stock, Series A Preferred Stock, consisting of one share the designations, rights and preferences of which are identical to the Series A Preferred Stock of Industrial Holding which we own and provide that (i) such shares do not pay dividends, (ii) are not convertible or transferable, (iii) are redeemable only upon our consent, (iv) carry a liquidation preference of $1.00 per share, and (v) vote together with the common stock and any other class of voting securities as may then be authorized and entitles us to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock as to ensure that the votes entitled to be cast by us are equal to at least 51% of the total of all votes entitled to be cast. There are presently 600,000 shares of common stock and one share of Series A Preferred Stock of Imaging Holding issued and outstanding, both of which are owned by Eline.

         In August 2003 we opened our first diagnostic imaging center, Okeechobee Imaging, in West Palm Beach, Florida. Okeechobee Imaging is a wholly-owned subsidiary of Imaging Holding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         As described elsewhere herein, on May 27, 2003 we executed a Share Exchange Agreement with Lester E. Gann, the sole shareholder of IFR and our newly formed subsidiary, Industrial Holding. Under the terms of the agreement, we acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. We valued the acquisition based upon the value of its net tangible assets, historic operating results and goodwill associated with its continuing operations. We utilized the purchase method of accounting in this transaction.

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

         As described elsewhere in this Quarterly Report, we have further expanded the business and operations of our company through the formation of our Imaging Holding division and the opening of our first diagnostic imaging center, Okeechobee Imaging, during the fourth quarter of fiscal 2003. We expect to include results from this divisions operations during the quarter ending October 31, 2003.

REVENUE RECOGNITION

         Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the we are responsible for fulfillment, including the acceptability of the products and services ordered by the customer.

REVENUES

         We reported revenues of $810,570 and $810,570 for three months and nine months ended July 31, 2003, respectively, as compared to revenues of $0 and $0 for the three months and nine months ended July 31, 2002, respectively. The revenues during the current fiscal year are attributable to our acquisition of IFR during the quarter ended July 31, 2003. As set forth above, we anticipate reporting revenues from our newly formed Imaging Holding division during the fourth quarter of fiscal 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended July 31, 2003 were $372,451 as compared to $2,486,464 for the comparable three month period in fiscal 2002, a decrease of approximately 85%. Included in general and administrative expenses for the three and nine months ended July 31, 2002 were $2,447,900 and $4,048,900 of non-cash charges related to compensation expense. General and administrative expenses for the nine months ended July 31, 2003 decreased approximately 87%, to $558,451 as compared to $4,170,781 for the comparable nine month period in fiscal 2002. We anticipate an increase in general and administrative expenses during the fourth quarter of fiscal 2003 as a result of costs associated with our Imaging Holding division.

OTHER EXPENSE

         Included in other expense during the three and nine months ended July 31, 2003 is $17,339 in interest payable to Lester Gann in conjunction with the Gann Obligations. We anticipate similar expenses in future periods. During the three and nine month period ended July 31, 2003 we also recognized an expense of $559 related to options granted to a consultant under our 2003 Stock Option and Equity Compensation Plan as described elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2003 we working capital of $1,130,876, as compared to a working capital deficit of $44,096 at October 31, 2002. The increase in our working capital is attributable to our acquisition of IFR. Net cash used in operating activities for the nine months ended July 31, 2003 was $319,861 as compared to $19,810 for the comparable nine month period in fiscal 2002. Net cash provided by investing activities was $104,263 for the nine months ended July 31, 2003 as compared to $0 for the nine months ended July 31, 2002 as a result of our acquisition of IFR during the third quarter of fiscal 2003. Net cash provided by financing activities was $348,178 for the nine months ended July 31, 2003 as compared to net cash provided by financing activities of $19,122 for the comparable period in fiscal 2002.

         We have incurred cumulative losses through July 31, 2003 of $13,963,236, and the report from of our independent auditor on our audited financial statements at October 31, 2002 contained a going concern modification. We may continue to incur losses in the future. Our principal shareholder, Yucatan Holding Company, has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues from our operations. Yucatan Holding Company has provided us with the funds necessary to organize our Imaging Holding division and open Okeechobee Imaging. Such amounts were provided subsequent to July 31, 2003. We do not have any present commitments for capital expenditures. It is likely that in order to continue expand our business and operations that we will need additional working capital. At this time, however, we have no binding agreements or understandings with any third parties regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our future financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         Exhibit No.    Description

            31.1        Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

            32.1        Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On July 24, 2003 we filed a Report on Form 8-K disclosing under Item 7. Financial Statements and Exhibits, the audited financial statement of IFR for the fiscal year ended December 31, 2002 and 2001, the proforma balance sheet of Eline as of April 30, 2003 and the proforma income statements of Eline for six months ended April 30, 2003 and the fiscal year ended October 31, 2002.

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

Dated: September 17, 2003