Form 10KSB
period 2003-10-31
ELINE ENTERTAINMENT GROUP INC
filed 2004-02-13
CIK 1043150

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended October 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                        Commission file number 000-30451


                         Eline Entertainment Group, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


               Nevada                                  88-0429856
   ---------------------------------        ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)


         8905 Kingston Pike
         Suite 313
         Knoxville, Tennessee                                   37923
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)


                     Issuer's telephone number 215-895-9859
                                               ------------


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered

           None                                    not applicable
   ---------------------            -----------------------------------------
   (Title of each class)


Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                                ----------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 1,404,089 for the 12 months ended October 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Eline's common stock on February 9, 2004 is approximately $2,443,885.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 31, 2004, 3,850,265 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

         When used in this annual report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding") and 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"). The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which is a wholly-owned subsidiary of Industrial Holding, and the term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, which is a wholly-owned subsidiary of 24/7 MRI.

         All per share information contained in this annual report gives proforma effect to the one for 250 reverse stock split of our common stock effected on November 28, 2002 and a three for two forward stock split of our common stock effected on November 7, 2003.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eline is a holding company which currently has two divisions, Industrial Holding and 24/7 MRI. Industrial Holding owns a seasoned company with approximately 25 years of operating history and 24/7 MRI is a development stage business. Eline is seeking to expand it business and operations through the acquisition of companies or expansion of business focused on undervalued opportunities in traditional industries.

INDUSTRIAL HOLDING AND IFR

         In May 2003 Eline, through its Industrial Holding subsidiary, acquired IFR, a Knoxville, Tennessee based company. Founded in 1979, IFR is engaged in component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. IFR's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States. Its customers include Coca-Cola, Pepsico, Kimberly-Clarke Corp., American Limestone, Gerdau-AmeriSteel, Vulcan Materials Co., Harrison Construction, Blue Diamond Coal, Carlex Glass, HBD Industries and Hartco Flooring. For the year ended October 31, 2003, the Industrial Holding division represented approximately 96% of our consolidated revenues. For the year ended October 31, 2003, our consolidated revenues include revenues from IFR for five months following its acquisition in May 2003 as described later in this report. Revenue from one customer of IFR represented approximately 14% and 0% of our consolidated revenues for the fiscal years ended October 31, 2003 and 2002, respectively.

         IFR conducts its business from a 35,000 square foot facility which is equipped with a five ton bridge crane over most equipment to allow handling of heavy components for machining. IFR has invested in computer numerical control (CNC ) technology to assure the highest degree of accuracy for its client's precision machining requirements. IFR's equipment includes two Fadal VMC 2040 machining centers, a Tree Journeyman 310 knee-type milling machine and a Cincinnati Milicron Falcon 300 lathe. IFR's CNC technicians have 15 years experience programming a wide variety of parts and materials. In addition to a standard complement of normal machine shop accessories, IFR's manual machines include:

         *  lathes up to 34" diameter by 16 feet
         *  Boring Mill
         *  Heavy-Duty Knee-Type milling machines
         *  Column drills
         *  Keyseating (internal up to 3" by 18")
         *  Amada auto bar feed saw (10" by 10" capacity)

         IFR also specializes in prototype machining proprietary designs and short production runs. IFR has engineering capabilities with autocad computer enhanced design layout. It can create proprietary drawings, specialized machinery or modify existing equipment for its clients specific needs. IFR is also capable of reconstruction components to original OEM specs from its clients damaged or sample parts and preparing engineering drawings for your future requirements. IFR has an 8,000 sq. ft welding bay, equipped with two five ton overhead cranes with 20' lift working height, which provides it with the capacity to quickly and competitively meet its clients fabrication needs. IFR has welders certified to the ASMF Code Section 8 and its welding services include, MIG, TIG, WIRE, and STICK welding on a variety of materials. IFR can furnish shape cutting on carbon steel up to 2" thick and plasma burn stainless steel up to 1/2" thick. It stocks a wide variety of structural shapes and can secure from its suppliers most items not in stock within two to three working days. IFR also provides maintenance and repair services on power transmissions and is the exclusive manufacturer for the provider of an ongoing project involving customized target and shooting bays for use in the Federal prison system.

         IFR maintains a website at www.ifr-tn.com which describes the services available from IFR, lists the product lines for which IFR serves as a distributor and enables its customers to check the current inventory of a variety of equipment components, including

         *  bearings
         *  rubber and metal belting
         *  chains
         *  conveyors
         *  screw conveyors

         *  couplings
         *  electric motors
         *  elevator buckets
         *  idlers
         *  motor controls
         *  pneumatics
         *  power transmissions
         *  drum and wing pulleys
         *  speciality parts
         *  sprockets
         *  water pumps

The inventory information which appears on IFR's web site is updated on a regular basis.

COMPETITION

         While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150 mile radius of its client base, IFR is one of a select few fabricators which offers a full bevy of services from concept and design to engineering and prototype to custom systems. There can be no assurances, however, that IFR in fact maintains a competitive advantage or that if such competitive advantage exists, IFR will be able to retain same in the future.

GOVERNMENT REGULATION

         The operations of IFR are not subject to any state or government regulations at the present time, other than normal and customary rules and regulations, including environmental regulations, to which most companies are subject. There can be no assurances, however, that future regulations at the state or federal level, if adopted, will not have a material adverse effect on the operations of IFR.

EMPLOYEES

         As of January 31, 2004 IFR has approximately 30 employees, all of which are full time. IFR is not covered by any collective bargaining agreements and considers its employee relationships to be good.

24/7 MRI

         Eline formed 24/7 MRI in June 2003 to explore opportunities in the diagnostic imaging field. Following the acquisition of IFR, we continued to explore additional avenues of expanding our business and operations. One business opportunity which was reviewed was a chain of diagnostic imaging centers. While we did not progress beyond the due diligence phase, we believed that opportunities exist within this space, and in August 2003 24/7 MRI opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. In conjunction with the opening of this site, we acquired a 2000 GE Profile III Mobile open MRI system from GE Medical Systems under an operating lease on an equipment reposition. 24/7 MRI completed the beta test of this initial retail center in December 2003.

         For the year ended October 31, 2003, 24/7 MRI represented approximately 4% of our consolidated revenues, which reflected revenues from the beta test site for three months.

THE 24/7 MRI BUSINESS MODEL

         The business plan for the further development of 24/7 MRI's business and operations has three base components -- wholesale, physician joint ventures, and retail sites. The wholesale arm is the segment on which 24/7 MRI is presently focusing, due primarily to the current availability of good used short- bore and open MRI systems at significant price reductions from just a few years ago. We define "wholesale" to mean the leasing, either pursuant to short-term or long-term contracts, of MRI systems to non-affiliated diagnostic imaging centers, hospitals, other healthcare providers as well as equipment companies. Under this structure, the lessee will be required to pay 24/7 MRI a flat monthly fee which will include maintenance on the system. The actual operation of the system, and all other costs attendant thereto, will be borne by the lessee. 24/7 MRI's market niche will be high quality, gently used equipment, with all the upgrades to make it current state of the art, which, by virtue of the reduced cost of the equipment, it can lease at very competitive rates.

         In December 2003 24/7 MRI entered into a two-month lease for its Profile III mobile MRI which was acquired in connection with the beta site. In connection with the completion of the beta test, 24/7 MRI determined to lease out its Profile III under a short term agreement to provide cash flow during the interim. 24/7 MRI placed an advertisement on Dotmed.com and as a result of the advantageous purchase price and the quality of the MRI system, 24/7 MRI was able to quickly enter into a short-term rental agreement. The quickness with which it was able to enter into a lease under terms which are favorable to 24/7 MRI lead it to conduct further due diligence into this segment of the industry. The first leasing program for the Profile III has been completed and it is seeking additional lessee for this unit.

         24/7 MRI may seek to expand this area of business by purchasing desirable, gently used mobile MRI systems, focusing primarily on high field, short-bore systems. Most operators in the leasing business purchase new mobile systems. A typical price is $1.2 million to $1.6 million for a new, short- bore mobile MRI. The debt service on these systems is between $24,000 and $32,000 monthly. OEM service is an additional expense of $5,000 to $ 11,000 per month. Accordingly, the cost to operate this system is between $29,000 and $43,000 per month, depending on the MRI. Based on these numbers, it is understandable why these machines lease for between $50,000 and $65,000 per month. 24/7 MRI believes it can purchase used mobile MRI's at a fraction of the cost of the new, equivalently equipped, systems, and lease these systems at a discounted rate to the third party end users. 24/7 MRI's has determined that desirable units are available in the $250,000 to $500,000 range, which in turn can be leased out under short-term or long-term leases at rates ranging from $15,000 to $40,000 per month, including maintenance.

         24/7 MRI would utilize a number of sources in the acquisition of additional equipment, including manufacturers, OEM specialists, industry contacts, and advertisements on Dotmed.com and other trade media. 24/7 MRI may also enter into strategic relationships with OEM specialists to assist it in both the acquisition of additional equipment as well as a base of customers for this equipment.

         24/7 MRI may also expand its operations in the future by opening retail centers or entering into joint ventures with physician groups. We define "retail" to mean diagnostic imaging centers which will be owned and operated by 24/7 MRI which combine digital technology, with high-speed Internet, and leading edge mobile MRI. The current business model provides that 24/7 MRI may seek to develop multiple locations and would service those future locations with the one or more mobile MRI systems. The development of these locations may also include other imaging modalities, including PET scanning, which is primarily used in cancer detection and cardiology, and CT. We define "physician joint ventures" to be outsourced diagnostic imaging services to be provided primarily to institutional and other healthcare providers on a mobile, shared-service basis. These services will normally include the use of 24/7 MRI's imaging systems, technicians to operate the systems, equipment maintenance and upgrades and management of day-to-day operations pursuant to exclusive, long-term contracts with institutional and other healthcare providers which generally require them to pay 24/7 MRI monthly. These contracts will be non-cancellable by 24/7 MRI's clients and will often contain automatic renewal provisions. This business model is inspired in part by Alliance Imaging, Inc. (NYSE: AIQ).

COMPETITION

         The market for diagnostic imaging services is highly fragmented and has few national imaging service providers. We believe that the key competitive factors which will affecting 24/7 MRI's business will include:

         *  the quality and reliability of service;
         *  the quality and type of equipment available;
         *  the availability of types of imaging and ancillary services;
         * the availability of imaging center locations and flexibility of scheduling;
         *  pricing;
         *  the knowledge and service quality of technologists;
         *  the ability to obtain regulatory approvals; and
         * the ability to establish and maintain relationships with healthcare providers and referring physicians.

         24/7 MRI will compete with other mobile providers, independent imaging centers, physicians, hospitals, and other healthcare providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to healthcare providers for mobile or full-time use. 24/7 MRI expects significant competition in its targeted markets and segments from businesses offering diagnostic imaging services, including existing and developing technologies. There are many companies engaged in this market, including one national competitor and many smaller regional competitors, and most of these competitors have access to greater resources than 24/7 MRI does. There can be no assurances 24/7 MRI will ever be able to effectively compete in its market segment.

REGULATION

         24/7 MRI's business will be subject to extensive federal and state government regulation.

         FRAUD AND ABUSE LAWS; PHYSICIAN REFERRAL PROHIBITIONS

         The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and payment for services.

         In particular, the federal anti-kickback law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid Programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, there is no one generally accepted definition of intent for purposes of finding a violation of the anti-kickback law. For instance, one court has stated that an arrangement will violate the anti-kickback law where any party has the intent to unlawfully induce referrals. In contrast, another court has opined that a party must engage in the proscribed conduct with the specific intent to disobey the law in order to be found in violation of the anti-kickback law. The lack of uniform interpretation of the anti-kickback law makes compliance with the law difficult. The penalties for violating the anti-kickback law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

         The anti-kickback law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the anti-kickback law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal anti-kickback law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although full compliance with these provisions ensures against prosecution under the federal anti-kickback law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal anti-kickback law will be pursued. Although 24/7 MRI will seek to make certain that any arrangements that it enters into in the future fall within a safe harbor, liability under the anti-kickback law may still arise because of the intentions of the parties with whom 24/7 MRI may do business. In addition, 24/7 MRI may have anti-kickback law liability based on arrangements established by the entities which it may acquire if any of those arrangements involved an intention to exchange remuneration for referrals covered by the anti-kickback law. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG.

         Many states have adopted laws similar to the federal anti-kickback law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid Programs. Although 24/7 MRI will strive to comply with both federal and state anti-kickback laws, any finding of a violation of these laws could subject 24/7 MRI to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and 24/7 MRI's ability to operate our business.

         In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain designated health services (including MRI and other diagnostic imaging services) if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Initially, the Stark Law applied only to clinical laboratory services and regulations applicable to clinical laboratory services were issued in 1995. Earlier that same year, the Stark Law's self-referral prohibition expanded to additional goods and services, including MRI and other imaging services. In 1998, the Centers for Medicare and Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), published proposed rules for the remaining designated health services, including MRI and other imaging services, and in January of 2001, CMS published a final rule which it characterized as the first phase of what will be a two-phase final rule. Phase one of the final rule became effective on January 4, 2002, except for a provision relating to physician payment arrangements, which become effective on January 6, 2003.

         A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid Program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

         Several states have enacted (including Florida) or are considering legislation that prohibits physician self-referral arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Possible sanctions for violating these state law physician self-referral and disclosure requirements include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and have been interpreted by the courts or regulatory agencies infrequently.

         24/7 MRI will seek to establish its operations to comply with these federal and state physician self-referral prohibition laws. Because 24/7 MRI may have financial arrangements with physicians and possibly their immediate family members, and because 24/7 MRI may not be aware of all those financial arrangements, it will rely on physicians and their immediate family members to avoid making referrals to it in violation of the Stark law and similar state laws. If 24/7 MRI should receive such a prohibited referral which is not covered by exceptions under the Stark Law and applicable state law, its submission of a bill for the referral could subject it to sanctions under the Stark Law and applicable state law. Any sanctions imposed on 24/7 MRI under the Stark Law or any similar state laws could adversely affect our financial results and its ability to operate its business.

         The Health Insurance Portability and Accountability Act of 1996 (HIPPA) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. HIPPA will also require 24/7 MRI to follow federal privacy standards for individually identifiable health information and computer security standards for all health information. 24/7 MRI will seek to fully comply with the provisions of HIPPA. However, a violation of the act's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect our financial performance and 24/7 MRI's ability to operate its business.

         Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

         FEDERAL FALSE CLAIMS ACT

         Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, 24/7 MRI may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and 24/7 MRI's ability to operate its business.

         When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 to $10,000 for each separate false claim. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability. 24/7 MRI will strive to ensure that it meets applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

         UNLAWFUL PRACTICE OF MEDICINE AND FEE SPLITTING

         The marketing and operation of 24/7 MRI's retail diagnostic imaging centers, when established, will be subject to state laws prohibiting the practice of medicine by non-physicians. 24/7 MRI will strive to ensure that its operations will not involve the practice of medicine because all professional medical services relating to its operations, including the interpretation of scans and related diagnoses, will be separately provided by licensed physicians not employed by 24/7 MRI. Some states have laws that prohibit any fee-splitting arrangement between a physician and a referring person or entity that would provide for remuneration paid to the referral source on the basis of revenues generated from referrals by the referral source. 24/7 MRI will strive to establish operating policies which do not violate these state laws with respect to fee splitting.

         REIMBURSEMENT

         It is likely that when 24/7 MRI opens retail diagnostic imaging centers that it will derive most of the revenues attributable to those centers directly from healthcare providers rather than third-party payors, including government programs such as the Medicare Program. It is further likely that 24/7 MRI will derive only a small percentage of its revenues from direct billings to patients or their third-party payors. Services for which 24/7 MRI may submit direct billings for Medicare and Medicaid patients typically will be reimbursed by contractors on a fee schedule basis. As a result of federal cost-containment legislation currently in effect, Medicare generally pays for inpatient services under a prospective payment system based upon a fixed amount for each Medicare patient discharge. Each discharge is classified into one of many diagnosis related groups, or DRGs. A pre-determined amount covers all inpatient operating costs, regardless of the services actually provided or the length of the patient's stay. Because Medicare reimburses a hospital for all services rendered to a Medicare patient on the basis of a pre-determined amount based on the DRG, a hospital or free-standing facility cannot be separately reimbursed for an MRI scan or other procedure performed on the hospital inpatient. Many state Medicaid Programs have adopted comparable payment policies.

         On August 1, 2000, the Centers for Medicare and Medicaid Services, or CMS, (formerly the Health Care Financing Administration) implemented a Medicare outpatient prospective payment system under which services and items furnished in hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, or APC. Each APC is based on the specific procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologics and new technologies, hospitals are reimbursed additional amounts. It is possible that third-party reimbursement policies will affect the need or price for 24/7 MRI's services in the future, which could significantly affect our financial performance and 24/7 MRI's ability to conduct its business.

EMPLOYEES

         As of January 31, 2004 24/7 MRI has one employee, its president, who devotes his full time and attention to the company's business and operations. 24/7 MRI is not covered by any collective bargaining agreements and considers its employee relationships to be good. As 24/7 MRI's business and operations expand, it will be necessary for it to hire additional employees, including administrative and marketing staff and technicians. Based upon its review of the current job market in South Florida it does not believe it will have any difficulties in hiring qualified personnel at competitive salaries.

HISTORY OF ELINE

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

         In March 2002 at a meeting of our then board of directors, Mr. Sonny Paradise, our then current CEO and chairman, who was also our then principal stockholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of our corporate headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to our former CEO and chairman who had just resigned. Under the resolution, we were to contract with our former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. Our then board of directors approved the plan whereby we were to transfer all of our studio equipment to our former CEO and chairman, he would retire debt we owned him and the price we were to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as we were moving our corporate offices to Pennsylvania, our former CEO and chairman was to assume the lease and occupy our facilities in Tennessee, assuming all obligations therefor. Subsequent to Mr. Paradise's resignation in March 2002 as our CEO and member of our board of directors, in April 2002 Mr. Thomas J. Gaffney was elected our president and a member of our board of directors.

         On September 24, 2002 under the terms of a stock purchase and redemption agreement, between our company, Thomas J. Gaffney and Yucatan Holding Company, a privately-held investment company, acquired approximately 69,480 shares of our common stock in exchange for $16,000 in a private transaction exempt from registration under the Securities Act of 1933. The funds Yucatan Holding Company used for the transaction were funds it had on hand. The funds were tendered by Yucatan Holding Company to Mr. Gaffney, our then current president and member of our board of directors. As of the closing date, certificates and medallion guaranteed stock powers representing approximately 57,000 shares of common stock were delivered to Yucatan Holding Company. The certificates representing the remaining approximate 12,480 shares were delivered by Mr. Gaffney and he advised Yucatan Holding Company that the medallion guaranteed stock powers and corporate resolutions, as needed, were forthcoming. In November 2002 when it became clear that Mr. Gaffney would not deliver the medallion guaranteed stock powers and corporate resolutions, as necessary, for these approximate 12,480 shares of our common stock, Yucatan Holding Company returned the original certificates to the holders.

         In connection with the execution of the agreement, an unaffiliated third party who was the holder of approximately 39,222 shares of our common stock granted Jayme Dorrough, Yucatan Holding Company's sole officer and director, a one-year irrevocable voting proxy covering such shares. This proxy has expired by its terms. On the closing date of the stock purchase and redemption agreement, our then current officers and directors resigned and Mrs. Dorrough was elected sole director. Following the closing of the stock purchase and redemption agreement, our board of directors appointed Barry A. Rothman to serve as our interim president.

         Subsequent to the closing of this transaction, Yucatan Holding Company exchanged the approximately 57,000 shares of common stock delivered to it at closing for 200,000 shares of our newly created Series B Convertible Preferred Stock. The designations, rights and preferences of the Series B Convertible Preferred Stock provide, among other provisions, that it is convertible at our sole option into shares of our common stock on a to-be-negotiated conversion ratio and each share entitles the holder to 500 votes at any meeting of our stockholders. Concurrent with such exchange, the approximately 57,000 shares of our common stock owned by Yucatan Holding Company were returned to our treasury and cancelled.

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

         As a condition of the stock purchase and redemption agreement, individuals or entities which represented approximately $740,000 of liabilities on our balance sheet at July 31, 2002, including approximately $640,000 purportedly due to our former officers, directors and affiliates, were to deliver to Yucatan Holding Company forgiveness of debt and general releases. These amounts, however, gave no effect to the transactions approved by our then board of directors in March 2002 as described earlier in this section. Prior to the closing of the stock purchase and redemption agreement, both Mr. Gaffney and certain other third parties advised Yucatan Holding Company that the delivery of the forgiveness of debt and general releases were forthcoming and would be provided on or immediately after closing. As of the date hereof, Yucatan Holding Company has received a forgiveness of debt and general release for $8,500 from an unaffiliated third party. While in the first few weeks after the closing Mr. Gaffney continued to advise Yucatan Holding Company that the remaining forgiveness of debt and general releases were forthcoming, same were never delivered and the failure to so deliver has constituted additional events of default against Mr. Gaffney under the terms of the stock purchase and redemption agreement.

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

         In the course of its due diligence, our current management has also determined that several consulting agreements which we had entered into in May 2001 with affiliates contained termination provisions which benefit us. These agreements included a five year consulting agreement with our then CEO and chairman under which we issued him approximately 11,700 shares of our common stock, valued at $5,362,500 at the time of issuance, and for which we have recognized an expense. The agreement with our former CEO and chairman was cancellable without cause at our discretion, with a provision that required him to return all unearned compensation to us upon such cancellation. Through our due diligence we determined that our former CEO no longer holds in record name any of the shares we issued to him under this agreement, and it appears that all such shares were transferred to third parties and deposited into street name prior to September 2002. Yucatan Holding Company did not acquire any of the shares issued to our former CEO under the terms of the stock purchase and redemption agreement. While current management cannot say with any certainty if any services were ever rendered to our company by our former CEO and these other consultants under the terms of these various agreements, no such services have been rendered since September 2002.

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

         Subsequent to the resignation on March 27, 2002 of Mr. Sonny Paradise as our CEO and chairman and the resignation on September 24, 2002 of Mr. Thomas
J. Gaffney as our president and a member of our board of directors, and given the lack of historical revenues associated with our entertainment initiatives, current management intends to transition our company into other lines of business that will serve to increase revenues and stockholder value. As a result of the transactions approved in March 2002 by our then board of directors and the conversion of our remaining assets by prior management , at the time Yucatan Holding Company acquired control of our company we had no business or operations other than the future delivery of the three albums by our former CEO and chairman which are due no later than March 2005. However, because of historical events involving prior management and the uncertainty surrounding the delivery of these albums, following the change of control Yucatan Holding Company began exploring additional lines of business which led to the acquisition of IFR and the organization of 24/7 MRI.

ACQUISITION OF IFR

         In May 2003, under the terms of a share exchange agreement date, our Industrial Holding subsidiary acquired 100% of the issued and outstanding capital stock of IFR from its sole stockholder in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of our common stock at such time and upon such terms and conditions as the parties may agree to in the future.

         Prior to closing the transaction with IFR, we had formed Industrial Holding as a first tier subsidiary. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred Stock to us. The designations, rights and preferences of the Series A Preferred Stock provide that:

         *  it does not pay dividends,
         *  it is not convertible or transferrable,
         *  it is redeemable only upon our consent,
         *  it carries a liquidation preference of $1.00 per share, and
         * it votes together with the common stock and any other class of voting securities as may then be authorized and entitles us to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by us are equal to at least 51% of the total of all votes entitled to be cast.

         The transaction was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 141 as issued by the Financial Accounting Standards Board. Among the provisions of SFAS No. 141 is the requirement to adjust the carry value of non-current assets for any negative goodwill which might arise as a result of a transaction. At the time of the acquisition of IFR, it had property and equipment net of depreciation of approximately $337,000, which represented its only non-current assets. In accordance with the statement, during fiscal 2003 we reduced the carry value of the property and equipment by $313,202.

         Under the terms of the share exchange agreement, IRF will pay us a monthly management fee equal to 50% of its free cash flow as that term is defined in the share exchange agreement. During fiscal

2003 we waived any management fees which may have otherwise been due the parent company in order to provide additional funds to IFR for use in the expansion of its business during fiscal 2004. No additional shares of either Industrial Holding common or any series of preferred stock can be issued without the consent of both our company and Mr. Gann.

         Prior to the transaction, Mr. Gann had advanced IFR approximately $1.1 million which is collateralized by a security interest in all of its assets (the "Gann Obligations"). The note bears interest at (7%) per annum, with interest only payments due quarterly. The principal and any accrued but unpaid interest is due on January 1, 2008. The Gann Obligations continue to be serviced by IFR after the closing of the transaction under the same payment terms as were utilized prior to the transaction, and the security interest remained in place pending repayment in full of the Gann Obligations. The share exchange agreement also provided mechanisms for retirement of the Gann Obligations under certain circumstances, including upon Mr. Gann's death or disability, or the sale of IFR, which include a repayment of the Gann Obligations and the return to us of any capital we have loaned IFR. Mr. Gann, or his estate, will be entitled to a portion of the proceeds we receive upon the sale of IFR or its assets after repayment of these amounts.

PENDING NAME CHANGE AND FORWARD STOCK SPLIT

         On January 28, 2004 we announced that our board of directors approved changing the corporate name to 24/7 Holdings Inc. which the board believes better represents the company's current business model. The proposal will be presented to a vote of the company's shareholders at the 2004 annual meeting and is expected to be approved by mid-April 2004. The company will provide supplemental information regarding the name change closer to the effective date of the name change, including the new ticker symbol and CUSIP number. Until the name change is effective, our common stock will continue to trade under the current symbol.

RISK FACTORS

         On February 12, 2004 we announced that our board of directors declared a three for one forward stock split of our issued and outstanding common stock. The record date for the forward split is February 23, 2004 and the anticipated effective date will February 24, 2004.

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         We reported a net loss of $483,370 for the fiscal year ended October 31, 2003, and a net loss of $8,166,056 for the fiscal year ended October 31, 2002. At October 31, 2003 we had an accumulated deficit of $14,153,258. While a significant portion of our historical losses and accumulated deficit are non-cash, until the acquisition of IFR in May 2003 we have never generated sufficient revenues to even partially offset our operating costs. As we continue to grow and develop both the Industrial Holding division and the 24/7 MRI division, it is likely we will continue to report losses.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO EXPAND OUT 24/7 MRI DIVISION.

         To date, the development of our 24/7 MRI division has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. Based upon information known to us at this time, 24/7 MRI will be able to continue to develop its wholesale segment through a continuation of the utilization of these same sources of capital. We will, however, need to additional capital if we decide to fully implement 24/7 MRI's retail segment. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2004 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. We cannot assure you that we will be successful in securing sufficient additional working capital resources which will allow 24/7 MRI to expand operations to include retail locations, should the decision be made, at the levels necessary to fully penetrate the target market areas and reach any significant economies of scale.

24/7 MRI'S BUSINESS AND OPERATION WILL BE SUBJECT TO SIGNIFICANT REGULATION.

         The operation of diagnostic imaging centers are subject to a number of federal and state laws including the anti-kickback laws, compliance with HIPPA, prohibitions against physician fee-splitting and the unlawful practice of medicine and federal reimbursement practices, among others. While 24/7 MRI will seek to conduct its operations in a manner which complies with all applicable federal and state laws, rules and regulations, we cannot assure you that it will also do so. Any finding that it has violated any federal or state law, rule or regulation to which 24/7 MRI and its business and operations may be subject could materially and adversely affect our future business and operations and subject us to fines, penalties or sanctions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         If the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low- priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal stockholder, Yucatan Holding Company, provides us office space at no cost to us. We believe that this arrangement is suitable for our present needs. IFR's business and operations are conducted from a 35,000 square foot facility in Knoxville, Tennessee which is leased from Mr. Gann for $78,000 per annum under a lease expiring on January 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the OTCBB under the symbol EEGR. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following prices give effect to the one for 250 reverse stock split effective on November 29, 2002 and the three for two forward stock split effective on November 7, 2003.

                                                          High          Low
FISCAL 2002

First Quarter ended January 31, 2002 ...............  $   592.50    $    28.125
Second Quarter ended April 30, 2002 ................  $    67.50    $    13.125
Third Quarter ended July 31, 2002 ..................  $    90.00    $    16.875
Fourth Quarter ended October 31, 2002 ..............  $    60.00    $     0.375

FISCAL 2003

First Quarter ended January 31, 2003 ...............  $     2.70    $     0.06
Second Quarter ended April 30, 2003 ................  $     3.75    $     1.575
Third Quarter ended July 31, 2003 ..................  $     9.90    $     3.375
Fourth Quarter ended October 31, 2003 ..............  $    10.65    $     5.25

         On February 9, 2004 the last sale price of our common stock as reported on the OTCBB was $4.15. As of January 15, 2004 there were approximately 150 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2001 we issued approximately 600 shares of our common stock to an individual as compensation for consulting services. We valued these shares at $124,000 and we have recognized an expense for this issuance in fiscal 2002.

         In May 2002 we issued an aggregate of approximately 36,000 shares of our common stock to two individuals and two entities in exchange for services to be rendered to us. We valued these shares at $840,000, and we have recognized an expense for these issuances in fiscal 2002. Included in these issuances were approximately 15,000 shares of common stock valued at $350,000 issued to Thomas
J. Gaffney, then our president and a member of our board of directors.

         In July 2002 we issued an aggregate of approximately 40,260 shares of our common stock to six individuals and three entities in exchange for services to be rendered to us. We valued these shares at $595,800, and we have recognized an expense for these issuances in fiscal 2002.

         In August 2002 we issued an aggregate approximately 6,000 shares of our common stock to an individual in exchange for services to be rendered to us. We valued these shares at $25,000, and we have recognized an expense for this issuance in fiscal 2002.

         In October 2002 we issued 200,000 shares of our Series B Convertible Preferred Stock to Yucatan Holding Company in exchange for approximately 57,000 shares of our common stock held by that company. The approximately 57,000 shares of our common stock were cancelled and returned to our treasury with the status of authorized but unissued shares of common stock.

         In November 2002 we issued Yucatan Holding Company approximately 360,000 shares of our common stock, valued at $150,000, the value of the services performed, as compensation for services and reimbursement for expenses.

         In October 2003 we issued Mr. Dirk Sichel, President of 24/7 MRI, 20,000 shares of our common stock, valued at $80,000, as compensation for services pursuant to his employment agreement, which has been treated as deferred compensation over the term of the two year agreement.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2003 Stock Option and Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of October 31, 2003.

                            Number of        Weighted      Number of
                            securities to    average       securities remaining
                            be issued upon   exercise      available for future
                            exercise of      price of      issuance under equity
                            outstanding      outstanding   compensation plans
                            options,         options,      (excluding securities
                            warrants         warrants      reflected in
                            and rights       and rights    column (a))
                            --------------   -----------   ---------------------
Plan category                     (a)             (b)

2003 Stock Option and
Equity Compensation Plan          (1)             (1)              22,010

Equity compensation plans
not approved by stockholders     none            none               none

(1) There are no outstanding options under the 2003 Stock Option and Equity Compensation Plan. Additional information on our 2003 Stock Option and Equity Compensation Plan appears later in this annual report under Item 10.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

         We reported revenues of $1,404,089 for fiscal 2003 as compared to revenues of $94,527 for fiscal 2002, representing an increase of $1,309,562. Included in revenues for fiscal 2003 are revenues of $1,350,744, or approximately 96% of our consolidated revenues, from our Industrial Holding division for the five month period following the acquisition of IFR and $53,345 of revenues, or approximately 4% of our consolidated revenues for fiscal 2003, from our 24/7 MRI division for the three month period following the opening of the beta test site in August 2003. We did not have comparable revenues from either the Industrial Holding division or the 24/7 MRI division in fiscal 2002.

         Since our acquisition of IFR in May 2003 IFR has reported an increase in order activity from its existing customer base. This upswing in both core and special order business for IFR follows the positive trend for manufacturing businesses in the U.S. Since the end of fiscal 2003 IFR has begun receiving purchase orders on jobs quoted six to 12 months ago as pending projects are being released by the purchasing managers at some of IFR's regular customers. In addition, during the first quarter of fiscal 2004 IFR has received purchase orders totaling approximately $400,000 from its customer base in several industries, including steel mills, rock quarries and public utilities, for special projects outside the normal course of their operations, which IFR expects to be completed during the second quarter of fiscal 2004.

Based upon the information available to us at this time, we believe that IFR's revenues will continue at amounts which are at least at the historic levels during fiscal 2004.

         We formed 24/7 MRI in June 2003 to explore opportunities in the diagnostic imaging field. In August 2003 24/7 MRI opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. In December 2003 24/7 MRI completed the beta test of this initial retail center. During the balance of fiscal 2004 24/7 MRI will continue to develop its business plan as described elsewhere in this annual report.

         We reported a gross profit of $419,065 for fiscal 2003 as compared to a gross profit of $94,527 in fiscal 2002. Of the consolidated amount, Industrial Holding represented $410,999 of the gross profit and Other represented the remaining $8,066. Revenues for fiscal 2002 represented a non-refundable advance from a distributor under a contract which was terminated in fiscal 2002 which had no cost basis.

         Operating expenses for fiscal 2003 were $945,019 as compared to $8,250,583 for fiscal 2002, a reduction of approximately 87%. Included in operating expenses in fiscal 2003 were $587,959 of general and administrative expenses, which included $529,838 attributable to Industrial Holding and $58,121 attributable to 24/7 MRI and Eline as the corporate parent, and $357,059 of non-cash stock compensation expense which represented the value of common stock issued as compensation for consulting services. Included in operating expenses for fiscal 2002 were $90,557 of general and administrative expenses and $8,160,026 of non-cash stock compensation expense which represented the value of common stock issued as compensation for consulting services. Of the stock compensation expense for fiscal 2002, $3,489,814 of such expense represented net consulting fees paid to our former president and $4,670,212 represented consulting fees paid to third parties.

         Other expense, which represented interest expense, was $30,681 for fiscal 2003, an increase of $20,681 from fiscal 2002. Interest expense in fiscal 2003 was interest which was primarily paid to Lester Gann under the terms of the Gann Obligations. Please see Item 1. Business - History of Eline - Acquisition of IFR which appears earlier in this annual report.

         We reported a loss from operations before minority interest in fiscal 2003 of $556,635 as compared to a loss from operations before minority interest in fiscal 2002 of $8,166,056, an approximate 94% reduction.

         For fiscal 2003 we reported a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $73,265. We did not have a comparable loss in subsidiary in fiscal 2002. This loss in subsidiary, which represents 49% of the loss attributable to Industrial Holding which is allocated to Mr. Gann as its minority stockholder, had the effect of reducing our net loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003 we had working capital of $941,390 as compared to a working capital deficit of $44,096 at October 31, 2002. The change in working capital is attributable to our acquisition of IFR in May 2003 as described elsewhere herein.

         Net cash used in operating activities for fiscal 2003 was $2,916 as compared to net cash provided by operating activities of $95,217 for fiscal 2002. The change is primarily attributable:

         * the significant reduction in the net loss from fiscal 2002 to fiscal 2003,

         * a reduction in depreciation expense from fiscal 2002 to fiscal 2003 of $88,310,
         * amortization of unearned consulting fees and compensation and termination of consulting agreements in fiscal 2002 of $6,996,425 for which there were no comparable expenses in fiscal 2003, and
         * a reduction in the value of stock issued for compensation from fiscal 2002 to fiscal 2003 of $1,648,941.

         Included in the net cash generated by operating activities in fiscal 2003 is $357,060 of non-cash stock compensation expense and $73,265 attributable to the net minority interest in losses at Industrial Holding and equity in loss of affiliates. We did not a minority interest in Industrial Holding in fiscal 2002.

         Net cash provided by investing activities was $92,774 for fiscal 2003 as compared to $0 for fiscal 2002. The increase represents the cash acquired in the acquisition of IFR. Net cash provided by financing activities for fiscal 2003 was $58,930 as compared to net cash used by financing activities of $95,905 for fiscal 2002.

         As a result of the application of SFAS No. 141 to the acquisition of IFR, in fiscal 2003 we were required to adjust the carry value of non-current assets for any negative goodwill which might arise as a result of the transaction. At the time of the acquisition, IFR had property and equipment net of depreciation of approximately $347,000, which represented non-current assets. In accordance with the statement, during fiscal 2003 we reduced the carry value of the property and equipment by $313,202 to $33,082 which is reflected on our balance sheet at October 31, 2003. Immediately prior to the acquisition of IFR, IFR had obtained an independent appraisal of its property and equipment which placed the value at approximately $650,000. Notwithstanding the application of SFAS No. 141 which resulted in the reduction of the carry value of the property and equipment, we believe that the value of IFR's assets as they appear on our balance sheet at October 31, 2003 exceed the carry value.

         At October 31, 2003 we had working capital of $941,390. While approximately 74% of our loss for fiscal 2003 relates to non-cash expenses, we reported a net loss of $483,370 for fiscal 2003 and at October 31, 2003 we have an accumulated deficit of $14,153,258. The report from of our independent auditor on our audited financial statements at October 31, 2003 contains a going concern modification. To date, the development of our 24/7 MRI division has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. Based upon information known to us at this time, 24/7 MRI will be able to continue to develop its wholesale segment through a continuation of the utilization of these same sources of capital. We will, however, need to additional capital if we decide to fully implement 24/7 MRI's retail segment or for further expansion of our Industrial Holding division. In addition, based upon results to date we believe that Industrial Holding division's revenues will increase during fiscal 2004 in an amount to sustain its operations without additional losses, the manufacturing segment of the U.S. is subject to volatility and any decline of orders from existing customers, or if anticipated additional orders from these customers do not materialize, we may need to raise additional working capital for the Industrial Holding division. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2004 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion and that of 24/7 MRI, our results of operation and liquidity may adversely impacted in future periods.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 24, 2003 we notified Dempsey Vantrease & Follis PLLC, our principal independent accountant, that we were terminating their services. Our decision to terminate their services was based upon their notification to us subsequent to October 31, 2003 that such firm had decided not to register with the Public Company Accounting Oversight Board. The report of Dempsey Vantrease & Follis PLLC on our financial statements for the fiscal year ended October 31, 2002 contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between our company and Dempsey Vantrease & Follis PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Dempsey Vantrease & Follis PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Dempsey Vantrease & Follis PLLC with a copy of Item 4 of our Report on Form 8-K as filed on November 25, 2003 and they furnished us a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Report on Form 8-K filed on November 25, 2003.

         On January 21, 2004 we engaged Webb & Company, P.A. to act as our principal independent accountant. Prior to such engagement, during the two most recent fiscal years and any subsequent interim period prior to engaging Webb & Company, P.A. we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. The change in our principal independent accountants was approved by our board of directors.

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

         Accordingly, during the two most recent fiscal years and any subsequent interim period prior to each of their respective resignation or termination, there were no disagreements between our company and either of Dempsey Vantrease & Follis LLP or Rodefer Moss & Co. PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to such firm's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                 Age                 Position
              ----                 ---                 --------

         Barry A. Rothman           48          President and secretary
         Jayme Dorrough             35          Director

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

         JAYME DORROUGH. Mrs. Dorrough has been a member of our board of directors since September 24, 2002. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Mrs. Dorrough has been a member of the board of directors of Techlabs, Inc. (OTCBB: TELA), a reseller of opt-in email addresses generated from web sites its owns, since December 2000, and has served as its president and secretary since February 2001. Yucatan Holding Company is our principal stockholder.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. There are no committees of our board of directors.

Key Employees

INDUSTRIAL HOLDING

         Lester Gann. Mr. Gann, 59, has been President of Industrial Holding since May 2003. Mr. Gann founded IFR in 1979 and has served as its President and a director continuously since the date of formation. Mr. Gann has approximately 35 years experience in tool and machinery design and power transmission equipment and has received extensive training from various manufacturers and distributors of the foregoing equipment. Mr. Gann is responsible for all day to day operations of the Industrial Holding division.

24/7 MRI

         Dirk Sichel. Mr. Sichel, 47, has been President of 24/7 MRI since October 2003. Prior to joining 24/7 MRI, since March 1998 Mr. Sichel had served as president of High Watt Medical, Inc., a radiology consulting firm specializing in practice startup and management. Key projects undertaken during his tenure with his prior firm included his serving as General Manager and Director of Marketing of Hialeah Open MRI and Project Developer for Mizner Place MRI. Mr. Sichel has approximately 16 years experience in the diagnostic imaging industry. He has worked with two publicly owned national imaging companies, Medical Resources, Inc. and U.S. Diagnostic Labs, that each created market valuation in excess of $400 million. Mr. Sichel was primarily responsible for starting new imaging centers as well as more traditional mergers and acquisitions of existing facilities. Mr. Sichel was involved with over 100 acquisitions, mergers or start-up opportunities with these previous companies.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2003.

Code of Ethics

         Effective December 31, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         * honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         * full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         *  compliance with applicable governmental laws, rules and regulations;

         * the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         * accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

         Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eline Entertainment Group, Inc., 8905 Kingston Pike, Suite 313, Knoxville, Tennessee 37923.

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

                                      Annual                                  Long-Term
                                   Compensation                              Compensation
                       _______________________________________   ______________________________________

                                                                 Restricted   Securities
                                                  Other Annual     Stock      Underlying       All
Name and Principal     Fiscal   Salary    Bonus   Compensation     Awards      Options        Other
Position                Year      ($)      ($)        ($)            ($)        SAR (#)    Compensation
_______________________________________________________________________________________________________
Barry A. Rothman        2003    $   (1)    $0          $0            $0           0         $        0
                        2002    $   (1)    $0          $0            $0           0         $        0

Thomas J. Gaffney       2002    $   (2)    $0          $0            $0           0         $  350,000

Sonny Paradise (3)      2002    $     0    $0          $0            $0           0         $4,294,510
                        2001    $ 3,000    $0          $0            $0           0         $  491,562

John P. Brancaccio (4)  2001    $89,000    $0          $0            $0           0         $        0

(1) Mr. Rothman has served as our president since September 25, 2002. While we do not pay Mr. Rothman a salary, we have recognized an expense of $12,000 for fiscal 2003 and $1,742 for the period of September 25, 2002 though October 31, 2002 which we believe equals the fair value of his services during this period.

(2) Mr. Gaffney served as our president April 17, 2002 until September 25, 2002. The compensation in the amount of $350,000 paid to Mr. Gaffney represents the fair value of 15,000 shares of our common stock issued to him May 14, 2002 as compensation.

(3) Mr. Paradise served as our president from June 2000 until January 2001, and served as our chairman from June 2000 until April 2002. In May 2001 we entered into a five year consulting with him and issued him 2,925,000 shares of our common stock which were valued at $5,362,500, with $491,562 expensed through October 31, 2001 and $4,988,987 reflected as prepaid at the end of fiscal 2001. The compensation paid in fiscal 2002 is the gross compensation expense of $4,988,987 in consulting fees reflected as prepaid at October 31, 2001, reduced by approximately $696,000 which was the amount of assets taken by him and corresponding liabilities related to those assets in the transactions described elsewhere herein. See Item 1. Description of Business.

(4) Mr. Brancaccio served as President from January through July 2001.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during fiscal 2003 to the Named Executive Officers.

                                      % of Total
                 Number of Shares     Options Granted   Exercise or
                 Underlying Options   to Employees in   Base Price    Expiration
                 Granted (#) (1)      Fiscal Year       ($/Sh)        Date
________________________________________________________________________________

Barry A. Rothman        0                  n/a             n/a            n/a

2003 STOCK OPTION AND EQUITY COMPENSATION PLAN

         On April 28, 2003, the board of directors and a majority of our stockholders adopted our 2003 Stock Option and Equity Compensation Plan (the "Plan"). We initially reserved an aggregate of 250,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") or for restricted stock grants ("Stock Grants") made under the Plan. The number of shares available for issuance under the Plan is automatically increased so that it equal 10% of our outstanding common stock. As a result of this Plan provision, the aggregate number of shares available for issuance under the Plan increased to 354,010 as a result of our three for two forward stock split effective November 7, 2003. To date, we have granted Plan Options and Stock Grants representing an aggregate of 332,000 shares (which such number is not adjusted to reflect the three for two forward stock split) and an aggregate of 22,010 shares remain available for issuance under the Plan.

         The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our company, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by our board of directors. The board of directors determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each Plan Option and the manner in which it may be exercised is determined by the board of directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non-Qualified Options shall be determined by the board of directors.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our board of directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of
Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The board of directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan.

         Unless the Plan shall be earlier suspended or terminated by the board of directors, the Plan shall terminate on approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of January 15, 2004 there were 3,850,265 shares of our common stock and 180,000 shares of our Class B Convertible Preferred Stock issued and outstanding. These two classes of securities represent all of our voting securities. Each share of common stock is entitled to one vote, and each share of Class B Convertible Preferred Stock is entitled to 500 votes, on all matters submitted to our stockholders for a vote, and both classes of these securities vote together as one class. The following table contains information regarding record ownership of our voting securities as of January 15, 2003 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,
         *  our directors,
         *  named executive officers, and
         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 15, 2004, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 313, Knoxville, TN 37923.

Title of        Name of                    Amount and Nature of     Percentage        Percent of
Class           Beneficial Owner           Beneficial Ownership      of Class      Voting Control (1)
________        ________________           ____________________     __________     __________________
Common Stock

                Jayme Dorrough (2) ........      3,261,377             84.7%               99%
                Barry A. Rothman ..........              0               -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2)...      3,261,377             84.7%               99%

Class B Convertible Preferred Stock

                Jayme Dorrough (2) ........        180,000              100%               99%
                Barry A. Rothman ..........              0               -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2) ..        180,000              100%               99%
                Yucatan Holding
                  Company(2) ..............        180,000              100%               99%

*   represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Class B Convertible Preferred Stock at January 15, 2004. At January 15, 2004 the holders of our outstanding shares of common stock and Class B Convertible Preferred Stock were entitled to an aggregate of 93,850,265 votes at any meeting of our stockholders, which includes 3,850,265 votes attributable to the outstanding shares of common stock and 900,000,000 votes attributable to the outstanding shares of Class B Convertible Preferred Stock.

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

         As described in Item.1 Description of Business, in November 2002 we issued Yucatan Holding Company 360,000 shares of our restricted common stock, valued at $150,000, as compensation for services and reimbursement for out-of-pocket expenses expended on our behalf.

         From time to time Yucatan Holding Company has advanced funds to us for working capital. At October 31, 2003, we owed Yucatan Holding Company $1,093, net of repayments on advances made during the year . This loan is unsecured and will be repaid by us as our working capital permits.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)     Articles of Incorporation (1) 3(ii) Certificate of Designation (2)

3(iii) Articles of Amendment to the Articles of Incorporation (3) 3(iv) Articles of Amendment to the Articles of Incorporation (8)

3(v) Certificate of Change in Number of Authorized and Issued and Outstanding Shares of Common Stock (8)

3(vi) Certificate of Change in the Number of Authorized and Issued and Outstanding Shares of Common Stock

3(vii)   By-Laws (1)

4(i) Plan and Agreement of Merger (6) 10(i) Stock Purchase and Redemption Agreement (2) 10(ii) 2003 Stock Option and Equity Compensation Plan (9)

10(iii) Share Exchange Agreement dated as of May 27, 2003 by and between the registrant, Industrial Holding Group, Inc., Industrial Fabrication & Repair, Inc. and Lester E. Gann (10)

10(iv)   Security Agreement and Secured Promissory Note

14       Code of Ethics

16(i) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (2)

16(ii) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (4)

16(iii) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (5)

16(iv) Letter from Dempsey Vantrease & Follis PLLC regarding change in certifying accountants (7)

23.1     Consent of Independent Certified Public Accountants

31(i)    Section 302 Certificate of President

32(i)    Section 906 Certificate of President
_________

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

(7) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on November 25, 2003.

(8) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 as filed with the SEC on February 13, 2003.

(9) Incorporated by reference to the registration's registration statement on Form S-8, SEC file number 333-104931, as filed with the SEC on May 2, 2003.

(b) Reports on 8-K

         We did not file any reports on Form 8-K during the last quarter covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate audit fees billed by Webb & Company, P.A. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended October 31, 2003 were $0.

         The aggregate audit fees billed to us by Dempsey Vantrease & Follis PLLC during the fiscal year ended October 31, 2002 were approximately $ 13,447. The aggregate audit fees billed to us by Dempsey Vantrease & Follis PLLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending January 31, April 30 and July 31, 2003 were approximately $3,000.

Audit Related Fees

         For the fiscal year ended October 31, 2003 the aggregate fees billed for assurance and related services by Webb & Company, P.A. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

         For the fiscal year ended October 31, 2002 the aggregate fees billed for assurance and related services by Dempsey Vantrease & Follis PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

Tax Fees

         We do not use our principal accountant for tax compliance, tax advice or tax planning and did not pay such firms any fees for these related matters during either fiscal 2003 or fiscal 2002.

All Other Fees

         Other than fees relating to the services described above under "Audit Fees," "Audit- Related Fees" and "Tax Fees," there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended October 31, 2003 or 2002.

We do not have an audit committee of our board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: February 13, 2004                Eline Entertainment Group, Inc.
                                        By: /s/ Barry A. Rothman
                                            --------------------
                                        Barry A. Rothman
                                        President, principal executive and
                                        principal accounting officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                          DATE

 /s/ Barry A. Rothma                President                 February 13, 2004
 --------------------
 Barry A. Rothman

 /s/ Jayme Dorrough                 Director                  February 13, 2004
 ------------------
 Jayme Dorrough

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               OF ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                                                                            Page

Report of Independent Auditors...............................................F-2

Report of Independent Auditors...............................................F-3

Consolidated Balance Sheet at October 31, 2003...............................F-4

Consolidated Statement of Operations for the years ended
  October 31, 2003 and 2002..................................................F-5

Consolidated Statement of Cash Flows for the years ended
  October 31, 2003 and 2002..................................................F-6

Statement of Changes in Stockholders' Deficit for the years ending
  October 31 ,2003 and 2002..................................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Audit Committee of:
Eline Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Eline Entertainment Group, Inc. and subsidiaries as of October 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Eline Entertainment Group, Inc. as of October 31, 2002 were audited by other auditors whose report dated February 5, 2003 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Eline Entertainment Group, Inc. and subsidiaries as of October 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $483,370, has had recurring losses since inception and has a accumulated deficit of $14,153,258. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 9, 2004

                         DEMPSEY VANTREASE & FOLLIS PLLC

                          Independent Auditors' Report


To the Board of Directors and Stockholders
Eline Entertainment Group, Inc.

We have audited the accompanying balance sheet of Eline Entertainment Group, Inc. as of October 31, 2002, and the related statement of operations, and changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financials statements as of October 31, 2001 and for the period from November 2, 1999 (date of inception) through October 31, 2001 were audited by other auditors whose report dated February 22, 2002 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 2003

ASSETS

Current assets
   Cash and cash equivalents .................................     $    148,788
   Accounts receivable, net off
    allowance for  doubtful accounts of $144,090 .............          328,906
   Inventories, net ..........................................        1,226,553
                                                                   ------------
    Total current assets .....................................        1,704,247

Property and Equipment, net ..................................           33,082

Other assets
   Deposits ..................................................           14,614
                                                                   ------------

                                                                   $  1,751,943
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Trade accounts payable ....................................     $    407,027
   Accrued expenses ..........................................           32,924
   Due to related party ......................................          299,923
   Due to affiliate ..........................................            1,093
   Current maturities of long-term debt ......................           21,890
                                                                   ------------

    Total current liabilities ................................          762,857

Long-term debt, less current portion
   Long-term debt ............................................            8,127
   Shareholder note ..........................................          894,211
                                                                   ------------

   Total liabilities .........................................        1,665,195

Minority Interest in Subsidiary ..............................          227,654


STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares
   authorized, 180,000 shares Series B
   Convertible Preferred issued and outstanding ..............              180
Common stock, $.001 par value; 30,000,000 shares
   authorized, 3,561,054  issued and outstanding .............            3,561
Additional paid in capital ...................................       14,088,611
Deferred compensation ........................................          (80,000)
Accumulated deficit ..........................................      (14,153,258)
                                                                   ------------

    Total stockholders' deficiency ...........................         (140,906)
                                                                   ------------

                                                                   $  1,751,943
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the Years Ended October 31, 2003 and 2002

                                                            October 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------     -----------
Revenues .......................................    $ 1,404,089     $    94,527

Cost of goods sold .............................        985,024               -
                                                    -----------     -----------

Gross profit ...................................        419,065          94,527

Operating expenses
      General and administrative ...............        587,959          90,557
      Stock compensation expense ...............        357,060       8,160,026
                                                    -----------     -----------
Total operating expenses .......................        945,019       8,250,583
                                                    -----------     -----------


Loss from continuing operations ................       (525,954)     (8,156,056)

Other expense
      Interest expense .........................        (30,681)        (10,000)
                                                    -----------     -----------

Loss from  operations
      before minority interest .................    $  (556,635)    $(8,166,056)

Less loss in subsidiary attributed to
  minority interest ............................         73,265               -
                                                    -----------     -----------

Net loss .......................................    $  (483,370)    $(8,166,056)
                                                    ===========     ===========


Net loss per share basic and fully diluted .....    $     (0.24)    $   (149.19)
                                                    ===========     ===========

Weighted average number of
      shares outstanding .......................      1,977,705          54,737
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                   ELINE ENTERTAINMENT GROUP, INC.
                                 Consolidated Statement of Cash Flows
                            For the Years Ended October 31, 2003 and 2002

                                                                      For the Year Ending October 31,
                                                                      ------------------------------
                                                                         2003               2002
                                                                      ---------          -----------
Operating activities:
 Net loss ...................................................         $(483,370)         $(8,166,056)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation .............................................            12,873              101,183
   Amortization of unearned consulting fees and compensation                  -            2,215,500
   Termination of consulting agreements .....................                 -            4,780,925
   Other non-cash transaction ...............................                 -             (694,798)
   Minority interest in loss of subsidiaries and equity in
    loss of affiliate, net ..................................           (73,265)                   -
   Common stock issued and to be issued for consulting fees
    and options .............................................           357,060            1,858,400
   Imputed salary ...........................................            12,000                    -
   Changes in operating assets and liabilities:
          Decrease in accounts receivable ...................           112,409                    -
          Decrease in other assets ..........................            12,366                    -
          Increase in deposits ..............................            (7,414)                   -
          Increase in inventory .............................           (42,593)                   -
          Increase in accounts payable ......................            32,918                   63
          Increase in accrued expenses ......................            10,350                    -
          Increase in due to related party ..................            53,750                    -
                                                                      ---------          -----------

          Net Cash Provided by (Used in) Operating Activities            (2,916)              95,217
                                                                      ---------          -----------

Investing activities:
Cash acquire in acquisition .................................            92,774                    -
                                                                      ---------          -----------
 Net cash provided by investing activities ..................            92,774                    -

Financing activities:
 Advances from distributors .................................                 -              (94,527)
 Exercise of stock options ..................................            17,500                    -
 Cash overdraft .............................................                 -               (1,378)
 Payment on notes payable ...................................            (5,842)                   -
 Loans from related party ...................................            98,880                    -
 Payment of loans to related party ..........................           (52,701)                   -
 Due to affiliate ...........................................             1,093                    -
                                                                      ---------          -----------

 Net cash (used) provided by financing activities ...........            58,930              (95,905)
                                                                      ---------          -----------

Increase (Decrease) in cash .................................           148,788                 (688)

Cash, beginning of period ...................................                 -                  688
                                                                      =========          ===========

Cash, end of period .........................................         $ 148,788          $         -
                                                                      =========          ===========

Supplemental disclosure for non-cash financing activities

Exchange of common stock for preferred stock ................         $      20          $         -
                                                                      =========          ===========

Property and equipment acquired for notes payable ...........         $  17,425          $         -
                                                                      =========          ===========


              The accompanying notes are an integral part of these financial statements

                                                 F-6

                                    Eline Entertainment Group, Inc. and Subsidiaries
                                     Statements of Changes in Stockholders' Deficit
                                   For the Two Years Ending October 31, 2003 and 2002

               Preferred Stock     Common Stock                     Unearned
               ---------------   -----------------   Additional    consulting
                   Class B                            paid in       fees and       Deferred     Accumulated
               Shares   Amount    Shares    Amount    capital     compensation   Compensation     deficit       Total
               -------  ------   ---------  ------   ----------   ------------   ------------   -----------   ---------
Balance
October 31,
2001 ........        -       -      24,923     467   11,766,925    (6,996,425)           -      (5,503,832)    (732,865)

Correction
in par value
in prior
common stock
issuances ...        -       -           -    (443)         443             -            -               -            -

Amortization
of unearned
consulting
fees &
compensation         -       -           -       -            -     2,215,500            -               -    2,215,500

Termination
of
consulting
agreements ..        -       -           -       -            -     4,780,925            -               -    4,780,925

Common stock
issued to
consultants:
November
2001 through
August 2002 .        -       -      93,132      93    1,858,306             -            -               -    1,858,400

Return of
Common
shares to
treasury in
exchange for
preferred
stock .......  200,000     200     (57,000)    (57)        (123)            -            -               -           20

Net Loss for
year ended
October 31,
2002 ........        -       -           -       -            -             -            -      (8,166,056)  (8,166,056)
               -------  ------   ---------  ------   ----------    ----------      -------     -----------   ----------
                                                                                                             (continued)

                       The accompanying notes are an integral part of these financial statements

                                                          F-7A

                                    Eline Entertainment Group, Inc. and Subsidiaries
                                     Statements of Changes in Stockholders' Deficit
                                   For the Two Years Ending October 31, 2003 and 2002
                                                      (continued)
               Preferred Stock     Common Stock                     Unearned
               ---------------   -----------------   Additional    consulting
                   Class B                            paid in       fees and       Deferred     Accumulated
               Shares   Amount    Shares    Amount    capital     compensation   Compensation     deficit       Total
               -------  ------   ---------  ------   ----------   ------------   ------------   -----------   ---------
Balance
October 31,
2002 ........  200,000     200      61,054      61   13,625,551             -            -     (13,669,888)     (44,076)

Shares
issued to
principal
stockholder
for services         -       -     360,000     360      149,640             -            -               -      150,000

Shares
issued to
consultants .        -       -     105,000     105      206,395             -            -               -      206,500

Issuance of
stock options        -       -           -       -          540             -            -               -          540

Exercise of
stock options        -       -      15,000      15       17,485             -            -               -       17,500

Imputed
Salary ......        -       -           -       -       12,000             -            -               -       12,000

Conversion
of preferred
stock .......  (20,000)    (20)  3,000,000   3,000       (2,980)            -            -               -            -

Deferred
compensation         -       -      20,000      20       79,870             -      (80,000)              -            -

Net loss for
year ended
October 31,
2003 ........        -       -           -       -            -             -            -        (483,370)    (483,370)
               -------  ------   ---------  ------   ----------    ----------      -------     -----------   ----------

               180,000     180   3,561,054   3,561   14,088,601             -      (80,000)    (14,153,258)    (140,906)
               =======  ======   =========  ======   ==========    ==========      =======     ===========   ==========


                       The accompanying notes are an integral part of these financial statements

                                                          F-7B

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

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

         Following the transaction with Tennessee Eline, the then current management attempted to build Eline into a full service entertainment company. Its activities were to include producing music and developing film and video productions for retail, theatrical, radio, Internet, television and cable broadcasting distribution. Eline entered into a number of ventures in these areas including an Internet radio talk show, the development of an interactive music video web site, a wedding video production company, film and video production of commercials, corporate videos, music videos and electronic press kits, an independent record label, and a web site focused on independent music artists and independent labels. Eline also attempted to enter into a number of other ventures which were never consummated for a variety of reasons, including lack of sufficient capital to fund the ventures.

         In March 2002 at a meeting of Eline's then board of directors, its then current CEO and chairman, who was also its principal shareholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of Eline's corporate headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to Eline's former CEO and chairman who had just resigned. Under the resolution, Eline was to contract with its former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. Eline's then board of directors approved the plan whereby Eline was to transfer all of its studio equipment to its former CEO and chairman and the price Eline was to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as Eline was moving its corporate offices to Pennsylvania, its former CEO and chairman was to assume the lease and occupy its facilities in Tennessee, assuming all obligations therefor.

         On September 24, 2002 under the terms of a Stock Purchase and Redemption Agreement, between Eline, its then current president and Yucatan Holding Company ("Yucatan"), Yucatan acquired control of Eline. All of the officers and directors resigned and Eline's current sole director was appointed. Upon assuming control of Eline and undertaking certain due diligence, Eline's current management determined that the transactions approved in March 2002 by Eline's then board of directors were consummated some time before September 24, 2002. It also appears that prior management exceeded the scope of the March 2002 board resolutions in that subsequent to September 24, 2002 Eline's current management has also discovered that all of Eline's other tangible and intangible assets, in addition to the studio equipment, were no longer in Eline's possession or control. At October 31, 2002 Eline's financial statements reflect the implementation in the fourth quarter of fiscal 2002 of the March 2002 resolutions of its then board of directors, as well as a write down of certain liabilities related to its tangible and intangible assets which were no longer in Eline's control or possession. Eline offset all liabilities related to the studio equipment and other assets no longer in its possession, as well as certain other liabilities incurred by prior management related to Eline's then current operations, against unearned consulting fees previously paid to Eline's former CEO. Eline also fully expensed the costs of all other consulting agreements it entered into prior to September 24, 2002 as services under these agreements were not being rendered to Eline at October 31, 2002.

         On May 27, 2003 Eline executed a Share Exchange Agreement with Lester
E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and Eline's then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, Eline acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of Eline's common stock at such time and upon such terms and conditions as the parties may agree to in the future. Founded in 1979, IFR provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities.

         Prior to closing the transaction with IFR, Eline formed Industrial Holding as a first tier subsidiary. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred Stock to Eline. The designations, rights and preferences of the Series A Preferred Stock provides that (i) it does not pay dividends, (ii) it is not convertible or transferable, (iii) it is redeemable only upon our consent, (iv) it carries a liquidation preference of $1.00, and (v) it votes together with the common stock and any other class of voting securities as may then be authorized and entitles Eline to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by Eline are equal to at least 51% of the total of all votes entitled to be cast. Following the share exchange, IFR is a wholly-owned subsidiary of Industrial Holding which is in turn owned 51% by Eline and 49% by the minority stockholder. (See Note 10.)

         Prior to the acquisition of IFR, Mr. Gann had advanced IFR approximately $1.1 million which is covered by a secured promissory note in the principal amount of $2 million and collateralized by a security interest in all of its assets (the "Gann Obligations"). The note bears interest at (7%) per annum, with interest only payments due quarterly. The principal and any accrued but unpaid interest is due on January 1, 2008. The Gann Obligations continue to be serviced by IFR after the closing of the transaction under the same payment terms as were utilized prior to the transaction, and the security interest remained in place pending repayment in full of the Gann Obligations. The share exchange agreement also provided mechanisms for retirement of the Gann Obligations under certain circumstances, including upon Mr. Gann's death or disability, or the sale of IFR, which include a repayment of the Gann Obligations and the return to us of any capital we have loaned IFR. Mr. Gann, or his estate, will be entitled to a portion of the proceeds we receive upon the sale of IFR or its assets after repayment of these amounts.

         In June 2003 Eline formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly know as Imaging Holding Group, Inc. In June 2003 Eline also formed Okeechobee Imaging, Inc.("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. Following the acquisition of IFR, Eline continued to explore additional avenues of expanding its business and operations.

One business opportunity which was reviewed was a chain of diagnostic imaging centers. While Eline did not progress beyond the due diligence phase, it believed that opportunities exist within this space. In August 2003 24/7 MRI opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. In conjunction with the opening of this site, Okeechobee Imaging acquired a 2000 GE Profile III Mobile open MRI system from GE Medical Systems under an operating lease on an equipment reposition. 24/7 MRI completed the beta test of this initial retail center in December 2003. In conjunction with the completion of the beta test, 24/7 MRI leased its mobile MRI system to an unaffiliated third party under a two month lease which expired in February 2003. 24/7 MRI is currently seeking to lease the mobile MRI system to additional third parties as it further implements is business plan. (See Note 16.)

         When used herein, the term the "Company" refers to Eline and its subsidiaries including Industrial Holding Group, IFR, 24/7 MRI and Okeechobee Imaging. The Company has two operating segments, the Industrial Holding segment which includes Industrial Holding and IFR and Other, which includes 24/7 MRI, Okeechobee Imaging and Eline.

(B) Basis of Consolidation

         The accompanying consolidated financial statements for fiscal 2003 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Okeechobee Imaging, and its 51% majority owned subsidiary Industrial Holding. The accompanying financial statements for fiscal 2002 included the accounts of Eline. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(D) Cash Equivalents

         Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At October 31, 2003 the Company had $148,788 in cash.

(E) Concentration of Credit Risk

         The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At October 31, 2003, the Company had approximately $49,000 in cash balances at financial institutions which were in excess of the FDIC insured limits. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 14% and 0% of the Company's consolidated revenue for the years ended October, 2003 and 2002, respectively. At October 31, 2003 approximately 20% of the Company's net accounts receivable was due from that customer. The allowance for doubtful accounts at October 31, 2003 is $144,900. The provision for uncollectible accounts is $0.

(F) Revenue Recognition

         The Industrial Holding division generate revenues from component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. The Industrial Holding division's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States when products are shipped. The Industrial Holding division recognizes revenues when the products are shipped. The 24/7 MRI division generates revenues from the provision of MRI services to patients referred to it by non-affiliated physicians. These services are billed to third-party payors. Revenue is recognized when the services are performed and deemed collectable.

(G) Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first- out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

(H) Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Repairs and maintenance on property and equipment are expensed as incurred.

(I) Long-Lived Assets

         Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinitie lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinitie lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002.

(J) Reclassification

         Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(K) Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short- term maturity of the instruments.

(L) Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(M) Loss Per Share

         Basic and diluted loss per share is calculated by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of October 31, 2003 and 2002, the Company did not have any outstanding common stock equivalents.

(N) Stock-Based Compensation

         In accordance with SFAS No. 123, the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(O) New Accounting Pronouncements

         In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity" was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

         This statement is effective for financial instruments entered into on or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this pronouncements did not have a material effect on the Company's financial position or results of operations.

NOTE 2   GOING CONCERN

         The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $14,153,258 at October 31, 2003. For the year ended October 31, 2003, the Company had a net loss of $483,370. There is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3   INVENTORIES

         Inventories consisted of the following:
                                                              2003

         Raw materials ..............................     $ 1,394,390
         Work-in-process ............................          32,163
         Reserve for impaired inventory..............        (200,000)
                                                          -----------
                                                          $ 1,226,553
                                                          ===========

NOTE 4   PROPERTY AND EQUIPMENT

         The transaction with IFR was recorded in accordance with the provisions of SFAS No. 141. Among the provisions of SFAS No. 141 is the requirement to adjust the carry value of non-current assets for any negative as a result of the transaction. The Company reduced the carry value of the property and equipment by $313,202 as a result of the acquisition of IFR.

         Property and equipment at October 31, 2003, after reduction of the carry value of the property and equipment, consisted of the following:

         Shop equipment .............................       $ 270,015
         Furniture and Fixtures .....................          17,680
         Automobiles ................................         117,538
         Leasehold Improvements .....................           9,380
                                                              414,613
                                                            ---------
         Less: accumulated depreciation .............        (381,531)
                                                            ---------
                                                            $  33,082
                                                            =========

         Depreciation and amortization expense for the years ended October 31, 2003 and 2002 totaled $12,873 and $0, respectively.

NOTE 5   ADVANCES FROM AFFILIATES

         During the fiscal year ended October 31, 2003 from time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At October 31, 2003, the Company owed Yucatan Holding Company $1,093. This amount will be repaid by the Company as its working capital permits.

NOTE 6   DUE TO RELATED PARTY

         At October 31, 2003 the Company owed Mr. Lester Gann, a related party, an aggregate of $299,923, which included $184,000 of accrued payroll and $115,923 of interest payable. These amounts are included in the Gann Obligations. (See Note 1.)

NOTE 7   ACCRUED EXPENSES

         At October 31, 2003 accrued expenses consisted of:

                  Payroll Taxes ...........  $  4,750
                  Property Taxes ..........    19,862
                  Sales Tax ...............     1,594
                  Other ...................     6,718
                                             --------
                                             $ 32,924
                                             ========

NOTE 8   LONG-TERM DEBT

         Long term obligations consisted of the following:

                                                             2003
                                                             ----
Note payable to finance company, secured by
         automobile , interest at 1.9% per annum.
         Monthly payments of $600 due
         through April 2005.............................   $ 15,831

Note payable to finance company, secured by automobile
         Interest at 5.75% per annum, Monthly payments
         of $288 due through August 2005................      5,986

Note payable to related party, secured by a security
         interest in IFR's assets, interest at 7% per
         annum, interest only payment, principal and
         accrued interest due January 1, 2008...........    894,211

Capital lease payable, secured by related equipment,
         interest at 0% per annum, payable of $912
         per month, due monthly through August 2004.....      8,194
                                                           --------

                                                            924,228

         Less: current maturities.......................     21,890
                                                           --------
                                                           $902,338
                                                           ========

Current maturities are as follows:

           Year ending October 31,
                                2004 ...............  $ 21,890
                                2005 ...............     8,127
                                2006 ...............         -
                                2007 - thereafter ..   894,211
                                                      --------
                                                      $924,228
                                                      ========

NOTE 9   ACQUISITION

         On May 27, 2003 Eline executed a Share Exchange Agreement with Lester
E. Gann, the sole shareholder of IFR and Eline's then newly formed subsidiary, Industrial Holding. Eline owns one share of Series A Preferred Stock which entitles it at all times to such number of votes at any meeting of shareholders which shall represent at least 51% of all votes entitled to be cast at such meeting. Under the terms of the agreement on that date, Eline acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of Eline's common stock at such time and upon such terms and conditions as the parties may agree to in the future. Based upon the currently outstanding capital stock of Industrial Holding, Eline owns 51% of Industrial Holding and Mr. Gann owns 49%. (See Note 1.)

         The following table summarizes the estimated fair value of the assets acquires and the liabilities assumed at the date of acquisition:

         Current assets ..................................   $1,718,134
         Property and equipment, net of depreciation .....       40,812
         Other ...........................................        7,200
                                                             ----------
                    Total assets acquired ................   $1,766,146
                                                             ==========

         Liabilities

         Current liabilities .............................   $  598,760
         Long-term debt ..................................       18,434
         Shareholder note and interest payable ...........      848,033
         Minority interest ...............................      300,919
                                                             ----------
                    Total liabilities assumed ............   $1,766,146

         Net assets acquired .............................   $        0
                                                             ==========

Proforma Information

         The following unaudited supplemental proforma acquisition is presented as if the company had been combined as if the companies had been combined for the period presented:

                                                   12 months ended
                                                   October 31, 2003
                                                   ----------------
         Revenues .................................  $ 3,419,992
         Cost of revenues .........................    2,188,265
         Total operating expenses .................    1,776,391
         Total other income (expense) .............        7,743
         Net loss .................................  $  (536,921)
         Basic and diluted net
           loss per share .........................  $     (0.20)
                                                     ============

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted the provisions of SFAS No. 141 effective October 1, 2002.

         The transaction was recorded in accordance with the provisions of SFAS No. 141. Among the provisions of SFAS No. 141 is the requirement to adjust the carry value of non-current assets for any negative as a result of the transaction. The Company reduced the carry value of the property and equipment by $313,202 as a result of the acquisition of IFR.

NOTE 10  SEGMENT INFORMATION

         The Company has two reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products and/or services to a specific market. The two reportable segments are Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. Other includes 24/7 MRI, which is developing operations in the diagnostic imaging industry, and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither 24/7 MRI or Eline meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for fiscal 2003 and fiscal 2002 are as follows:

                                     Industrial
2003                                  Holding          Other           Total
                                    -----------      ---------      -----------

Revenues ......................     $ 1,350,744      $  53,345      $ 1,404,089
Loss from operations ..........         (78,256)      (411,114)        (483,370)
Depreciation ..................          12,873              -           12,873
Assets ........................       1,736,120         15,823        1,731,943
Capital expenditures ..........               -              -                -

2002

Revenues ......................               -      $  94,527      $    94,527
Loss from operations ..........               -      (8,166,056)     (8,166,056)
Deprecation ...................               -        101,183          101,183
Assets ........................               -              -                -
Capital expenditures ..........               -              -                -

NOTE 11 CAPITAL STOCK

         The Company's authorized capital consists of 30,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock is issuable in such series and with such designations, rights and preferences as the Company's Board of Directors may determine from time to time. In fiscal 2002 the Company designated 200,000 shares of its blank check preferred stock as Series B Convertible Preferred Stock. The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

         *  the stated value of the shares is equal to par value,
         * in the case of a liquidation or winding up of the Company, the holders of shares of Series B Convertible Preferred Stock are entitled to a liquidation preference of $0.01 per share,
         * the shares are not redeemable by the Company without the consent of a majority of the holders,
         * the shares are convertible into shares of the Company's common stock at the Company's sole option based upon a conversion ratio to be determined by the Company and the holder(s) at the time of conversion,
         * the shares vote together with the holders of the common stock on all matters submitted to a vote of the Company's shareholders, which each share of Series B Preferred Stock being entitled to 150 votes, and
         * so long as the shares are outstanding the Company cannot take certain actions without the prior consent of the holders of the Series B Convertible Preferred Stock.

         At October 31, 2003 the Company had 3,561,054 shares of common stock and 180,000 shares of Series B Convertible Preferred Stock issued and outstanding.

(A) Series B Convertible Preferred Stock Issuances

         In October 2002 the Company issued 200,000 shares of Series B Convertible Preferred Stock to Yucatan Holding Company, its principal shareholder, in exchange for 57,000 shares of the Company's common stock then owned by Yucatan Holding Company.

(B) Common Stock Issuances

         During the fiscal year ended October 31, 2002:

         * the Company issued 93,132 shares of its common stock to various consultants in exchange for services provided to the Company. The Company valued these shares at $1,858,400 based upon the fair market value of the shares on the date of issuance, and

         * as described in (A) above, during fiscal 2002 Yucatan Holding Company returned 57,000 shares of common stock owned by it to the treasury of the Company in exchange for 200,000 shares of Series B Convertible Preferred Stock. Upon such exchange, the shares of common were returned to the treasury of the Company with the status of authorized but unissued shares.

         During the fiscal year ended October 31, 2003:

         * the Company issued Yucatan Holding Company, its principal shareholder, 360,000 shares of its common stock as compensation for its past and future efforts on the Company's behalf and reimbursement for out-of-pocket fees and costs they have expended on the Company's behalf. The Company valued these shares at $150,000 which represented a value of $0.41667 per share which represented a reduction from the quoted price on the stock on the OTC Bulletin Board based upon the illiquid market at the time of issuance and the restricted nature of the shares,

         * the Company issued an aggregate of 105,000 shares of its common stock to consultants as compensation for services rendered to the Company. The Company valued these shares at $206,140 based on the fair market value of the stock on the date of issuance,

         * Yucatan Holding Company converted 20,000 shares of the Series B Convertible Preferred Stock owned by it into 3,000,000 shares of the Company's common stock,

         * the Company issued an entity 15,000 shares of its common stock upon the exercise of an option with an exercise price of $1.75 per share based upon the fair market value of the underlying stock on the date of grant. The Company received $17,500 upon the exercise of this option and recognized an expense of $540 related to its issuance, and

         * the Company issued an individual 20,000 shares of its common stock, valued at $80,000 based upon the fair market value of the stock on the date of grant, in connection with the execution of any employment agreement. Such amount has been record as deferred compensation and will be amortized over the term of the agreement which is one year.

(C)      Stock Splits

         On November 28, 2002 the Company undertook a reverse stock split of its outstanding common stock on a ratio of 250 for one. On November 7, 2003 the Company effective a three for two forward stock split of its outstanding common stock. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for these stock splits.

(D)      Imputed Salary

         The Company's current president has served in such capacity since September 25, 2002. The Company does not compensate its president for his services, but has recognized an expense of $12,000 for fiscal 2003 and $1,742 for the period of September 25, 2002 though October 31, 2002 which it believe equals the fair value of his services during these periods. These amounts have been expensed through a reduction in the Company's additional paid-in capital.

NOTE 12  STOCK OPTION AND EQUITY COMPENSATION PLAN

         On April 28, 2003, the Company's Board of Directors and a majority of its stockholders adopted the Company's 2003 Stock Option and Equity Compensation Plan (the "Plan"). The Company initially reserved an aggregate of 250,000 shares of common stock for issuance pursuant to incentive or non- qualified options granted under the Plan or for restricted stock grants made under the Plan. The number of shares available for issuance under the Plan is automatically increased so that it equal 10% of our outstanding common stock. As a result of this Plan provision, the aggregate number of shares available for issuance under the Plan increased to 354,010 as a result of the Company's three for two forward stock split effective November 7, 2003.

         Under the Plan, the Board of Directors determines, from time to time, those of the Company's officers, directors, employees and consultants to whom stock grants and plan options will be granted, the terms and provisions of the respective grants and plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. Plan options granted under the Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. In addition, the Plan also allows for the inclusion of a reload option provision , which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and to receive a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than10% of the Company's common stock must be at least 110% of such fair market value as determined on the date of the grant. Plan options may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of non-qualified options shall be determined by the board of directors.

         The per share purchase price of shares subject to plan options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of plan options granted under the Plan. Officers, directors and key employees of and consultants to the Company and its subsidiaries will be eligible to receive non-qualified options under the Plan. Only Company officers, directors and employees who are employed by it or by any of its subsidiaries thereof are eligible to receive incentive options.

         During the year ended October 31, 2003, the Company granted non-qualified plan options to purchase an aggregate of 15,000 shares of common stock and stock grants representing an aggregate of 59,000 shares of common stock. None of the option or stock grants were made to employees of the Company. (See Note 15.)

NOTE 13  COMMITMENTS AND CONTINGENCIES

(A) Operating Lease

The Company leases a Profile III mobile MRI system from a financial institution under an operating lease. Under the terms of a 63 month lease, the Company received an abatement for lease payments for the first three months of the lease and thereafter makes monthly payments of $6,042. At the termination of the lease the Company has the option to purchase the equipment for the then fair market value.

         Future minimum lease payments under the operating lease at October 31, 2003, consist of the following:

                  Year                 Amount

                  2004 ............  $72,449.92
                  2005 ............   72,449.92
                  2006 ............   72,449.92
                  2007 ............   72,449.92
                  2008 ............   65,458.26

         Rent expense totaled $17,262 and $0 for the years ended October 31, 2003 and 2002, respectively.

(B) Real Property Lease

         In June 2003 the Company entered into a 12 month lease for approximately 4,400 square feet of commercial office space. Under the terms of the lease, the Company was obligated to make monthly rental payment of $6,890. In January 2004 the Company and the lessor agreed to an early termination of the lease and the Company issued the lessor 26,191 shares of its common stock, valued at $55,000, in settlement of all obligations under the lease. (See Note 16.)

(C) Employment Agreement

         In October 2003 24/7 MRI entered into a two year employment agreement with an individual who serves as its president. Under the terms of the agreement, the employee is paid a base salary of $78,000 per annum. He is entitled to a monthly car allowance of $400 and a medical insurance contribution of $225 per month. He is entitled to participate in a stock bonus program if EBIT from the 24/7 MRI division meets certain minimum amounts during the term of the agreement. The agreement may be terminated by 24/7 MRI for cause or upon the mutual consent of the parties, in which event the employee would not be entitled to any severance benefits. The agreement may also be terminated by 24/7 MRI without cause, in which event the employee is entitled to a severance equal to six month's base salary and he is entitled to receive any stock bonuses as shall be earned for the full six month measurement period that is underway at the date of termination.

ITEM 14  INCOME TAXES

         On September 24, 2002 the Company underwent the change of ownership (as defined by Internal Revenue Code 382). This change limits the Company's ability to utilize its approximately $14,000,000 of net operating loss carryfowards
(NOLs) as of October 31, 2003, to approximately $1,579,000 per year. At October 31, 2003, the Company has net operating loss carryforwards of approximately $14,000,000 that expire in 2023. A valuation allowance of approximately $4,579,000 has been recognized to offset primarily all of the deferred tax assets related to the carryforwards.

         The valuation allowance at October 31, 2002 was $4,672,762. The net change in the valuation allowance during the year ended October 31, 2003 was an increase of $111,238.

NOTE 15  RELATED PARTY TRANSACTIONS

         Please see Notes 5 and 11 included elsewhere herein.

NOTE 16  SUBSEQUENT EVENTS

         During fiscal 2003 the Company's 24/7 MRI division opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. 24/7 MRI completed the beta test of this initial retail center in December 2003. In conjunction with the completion of the beta test, 24/7 MRI leased its mobile MRI system to an unaffiliated third party under a two month lease which expired in February 2003. 24/7 MRI is currently seeking to lease the mobile MRI system to additional third parties as it further implements is business plan. (See Note 1.)

         During fiscal 2003 the Company had entered into a one year lease for commercial office space. In January 2004 the Company and the lessor agreed to an early termination of the lease and the Company issued the lessor 26,191 shares of its common stock, valued at $55,000 based upon the fair market value of the stock on the date of issuance, in settlement of all obligations under the lease.

         Subsequent to the end of fiscal 2003, the Company has granted stock grants under the Plan representing an aggregate of 263,000 shares of common stock and an aggregate of 20,010 shares remain available for issuance under the Plan.

         On February 12, 2004 we announced that our board of directors declared a three for one forward stock split of our issued and outstanding common stock. The record date for the forward split is February 23, 2004 and the anticipated effective date will February 24, 2004.