Form 10QSB
period 2004-01-31
ELINE ENTERTAINMENT GROUP INC
filed 2004-03-22
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,550,795 shares of common stock as of March 15, 2004.

                         ELINE ENTERTAINMENT GROUP, INC.
                Form 10-QSB for the period ended January 31, 2004

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding") and 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"). The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which is a wholly-owned subsidiary of Industrial Holding, and the term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, which is a wholly-owned subsidiary of 24/7 MRI.

         All per share information contained in this report gives proforma effect to the one for 250 reverse stock split of our common stock effected on November 28, 2002, a three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements..................................................1

         Condensed Consolidated Balance Sheet at January 31, 2004 (unaudited)..1

         Condensed Statements of Operations for the three months ended
         January 31, 2004 (consolidated) and 2003 (unaudited)..................2

         Condensed Statements of Cash Flows for the three months ended
         January 31, 2004 (consolidated) and 2003 (unaudited)..................3

         Notes to Condensed Consolidated Financial Statements (unaudited)......4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 3.  Controls and Procedures..............................................10

Part II. Other Information

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                January 31, 2004
                                   (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents .................................     $     52,538
   Accounts receivable, net of
    allowance for doubtful accounts of $144,090 ..............          341,010
   Inventories, net ..........................................        1,267,808
                                                                   ------------
           Total current assets ..............................        1,661,356

Property and Equipment, net ..................................           45,293

Other assets
   Deposits ..................................................           16,294
                                                                   ------------

                                                                   $  1,722,943
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Trade accounts payable ....................................     $    448,671
   Accrued expenses ..........................................           37,056
   Due to related party ......................................          332,173
   Deferred revenue ..........................................           14,000
   Current maturities of long-term debt ......................           19,255
                                                                   ------------

           Total current liabilities .........................          851,155

Long-term debt, less current portion
   Long-term debt ............................................            4,638
   Shareholder note ..........................................          826,132
                                                                   ------------

   Total liabilities .........................................        1,681,925

Minority Interest in Subsidiary ..............................          239,757


STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares
   authorized, 180,000 shares Series B
   Convertible Preferred issued and outstanding ..............              180
Common stock, $.001 par value; 90,000,000 shares
   authorized, 11,550,795  issued and outstanding ............           11,551
Additional paid in capital ...................................       14,598,870
Deferred compensation ........................................          (70,000)
Accumulated deficit ..........................................      (14,739,340)
                                                                   ------------

           Total stockholders' deficiency ....................         (198,739)
                                                                   ------------

                                                                   $  1,722,943
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                       Condensed Statements of Operations
              For the Three Month's Ended January 31, 2004 and 2003
                                   (unaudited)

                                                         Three Months Ended
                                                            January 31,
                                                    ---------------------------
                                                        2004            2003
                                                   (consolidated)
                                                    ------------    -----------

Revenues ........................................   $    934,046    $        -

Cost of goods sold ..............................        562,450        153,000
                                                    ------------    -----------

Gross profit (loss) .............................        371,596       (153,000)

Operating expenses
  General and administrative ....................        352,229              -
  Selling expense ...............................         50,698              -
  Stock issued to terminate lease agreement .....         55,000              -
  Stock compensation expense ....................        470,250              -
                                                    ------------    -----------
Total operating expenses ........................        928,177              -
                                                    ------------    -----------


Loss from continuing operations .................       (556,581)      (153,000)

Other expense
  Interest expense ..............................        (17,398)             -
                                                    ------------    -----------

Loss from  operations
  before minority interest ......................       (573,979)      (153,000)

Less Income in subsidiary attributed to
  minority interest .............................        (12,103)             -
                                                    ------------    -----------

Net loss ........................................   $   (586,082)   $  (153,000)
                                                    ============    ===========


Net loss per share basic and fully diluted ......   $      (0.05)   $     (0.14)
                                                    ============    ===========

Weighted average number of
  shares outstanding ............................     11,152,067      1,086,894
                                                    ============    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         ELINE ENTERTAINMENT GROUP, INC.
                       Condensed Statements of Cash Flows
              For the Three Months Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                          For the three months
                                                            ended January 31,
                                                          ---------------------
                                                            2004         2003
                                                       (consolidated)
                                                          ---------   ---------
Operating activities:
  Net loss .............................................  $(586,082)  $(153,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation .......................................      2,020           -
    Amortization of unearned stock issued for
     compensation ......................................     10,000           -
    Stock issued to terminate lease agreement ..........     55,000           -
    Minority interest in loss of subsidiaries and
     equity in loss of affiliate, net ..................     12,103           -
    Common stock issued and to be
    issued for consulting fees and options .............    460,250     150,000
    Imputed salary .....................................      3,000           -
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..................    (12,104)          -
      Increase in deposits .............................     (1,679)          -
      Increase in inventory ............................    (41,255)          -
      Increase in accounts payable and accrued expenses      45,776       3,000
      Increase in deferred revenue .....................     14,000           -
      Increase in due to related party .................     32,250           -
                                                          ---------   ---------

         Net Cash Used in Operating Activities .........     (6,721)          -
                                                          ---------   ---------

Investing activities:
Purchase of property and equipment .....................    (14,232)          -
                                                          ---------   ---------
Net cash used in investing activities ..................    (14,232)          -

Financing activities:
  Advances from distributors ...........................          -           -
  Payment on notes payable .............................     (6,124)          -
  Loans from related party .............................          -           -
  Payment of loans to related party ....................    (68,080)          -
  Due to affiliate .....................................     (1,093)          -
                                                          ---------   ---------

Net cash used in financing activities ..................    (75,297)          -
                                                          ---------   ---------

Decrease in cash .......................................    (96,250)          -

Cash, beginning of period ..............................    148,788           -
                                                          =========   =========

Cash, end of period ....................................  $  52,538   $       -
                                                          =========   =========

Cash paid for interest expense .........................  $     982   $       -
                                                          =========   =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         ELINE ENTERTAINMENT GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  NATURE OF BUSINESS

         We were incorporated in June 1997 under the laws of the State of Nevada originally under the name Rapid Retrieval Systems, Inc. We were initially engaged in the development of comprehensive processing, document retrieval, editing, integration and network support services for small businesses and the general public.

         In June 2000 Eline signed a Plan and Agreement of Merger with Eline Music.com, Inc., a Tennessee corporation ("Tennessee Eline"). Tennessee Eline was a development stage company created to provide exposure for independent music artists and labels and to fill a perceived void that existed in the entertainment and music business. Under the terms of the Plan and Agreement of Merger, Tennessee Eline was merged into Eline and we were the surviving legal entity. As a result of the transaction, the Tennessee Eline management became our management and the Tennessee Eline stockholders became our controlling stockholders. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Tennessee Eline is the acquirer and we were the acquiree.

         Following the transaction with Tennessee Eline, our then current management attempted to build our company into a full service entertainment company. Its activities were to include producing music and developing film and video productions for retail, theatrical, radio, Internet, television and cable broadcasting distribution. We entered into a number of ventures in these areas including an Internet radio talk show, the development of an interactive music video web site, a wedding video production company, film and video production of commercials, corporate videos, music videos and electronic press kits, an independent record label, and a web site focused on independent music artists and independent labels. We also attempted to enter into a number of other ventures which were never consummated for a variety of reasons, including lack of sufficient capital to fund the ventures.

         In March 2002 at a meeting of our then board of directors, our then current CEO and chairman, who was also our principal shareholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of our corporate headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to our former CEO and chairman who had just resigned. Under the resolution, we were to contract with our former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. Our then board of directors approved the plan whereby we were to transfer all of our studio equipment to our former CEO and chairman and the price we were to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as we were moving our corporate offices to Pennsylvania, our former CEO and chairman was to assume the lease and occupy its facilities in Tennessee, assuming all obligations therefor.

         On September 24, 2002 under the terms of a Stock Purchase and Redemption Agreement, between Eline, our then current president and Yucatan Holding Company ("Yucatan"), Yucatan acquired control of Eline. All of the officers and directors resigned and our current sole director was appointed. Upon assuming control of Eline and undertaking certain due diligence, our current management determined that the transactions approved in March 2002 by our then board of directors were consummated some time before September 24, 2002. It also appears that prior management exceeded the scope of the March 2002 board resolutions in that subsequent to September 24, 2002 our current management has also discovered that all of our other tangible and intangible assets, in addition to the studio equipment, were no longer in our possession or control. At October 31, 2002 our financial statements reflect the implementation in the fourth quarter of fiscal 2002 of the March 2002 resolutions of our then board of directors, as well as a write down of certain liabilities related to our tangible and intangible assets which were no longer in our control or possession. We offset all liabilities related to the studio equipment and other assets no longer in our possession, as well as certain other liabilities incurred by prior management related to our then current operations, against unearned consulting fees previously paid to our former CEO.

We also fully expensed the costs of all other consulting agreements we entered into prior to September 24, 2002 as services under these agreements were not being rendered to us at October 31, 2002.

         On May 27, 2003 we executed a Share Exchange Agreement with Lester E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and our then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, we acquired 100% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of our common stock at such time and upon such terms and conditions as the parties may agree to in the future.

         Prior to the acquisition of IFR, Mr. Gann had advanced IFR approximately $1.1 million which is covered by a secured promissory note in the principal amount of $2 million and collateralized by a security interest in all of its assets (the "Gann Obligations"). The note bears interest at 7% per annum, with interest only payments due quarterly. The principal and any accrued but unpaid interest is due on January 1, 2008. The Gann Obligations continue to be serviced by IFR after the closing of the transaction under the same payment terms as were utilized prior to the transaction, and the security interest remained in place pending repayment in full of the Gann Obligations. The share exchange agreement also provided mechanisms for retirement of the Gann Obligations under certain circumstances, including upon Mr. Gann's death or disability, or the sale of IFR, which include a repayment of the Gann Obligations and the return to us of any capital we have loaned IFR. Mr. Gann, or his estate, will be entitled to a portion of the proceeds we receive upon the sale of IFR or its assets after repayment of these amounts.

         In June 2003 we formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly know as Imaging Holding Group, Inc. In June 2003 we also formed Okeechobee Imaging, Inc. ("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. Following the acquisition of IFR, Eline continued to explore additional avenues of expanding its business and operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $586,082 during the three months ended January 31, 2004 and have an accumulated deficit of $14,739,340 at January 31, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the three months ended January 31, 2004 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Okeechobee Imaging, and its 51% majority owned subsidiary Industrial Holding. The accompanying financial statements for the three months ended January 31, 2003 included the accounts of Eline. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At January 31, 2004 we had $52,538 in cash and cash equivalents.

         CONCENTRATION OF CREDIT RISK. Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. We perform ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 27% and 0% of our revenue for the three months ended January 31, 2004 (consolidated) and 2003, respectively.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Repairs and maintenance on property and equipment are expensed as incurred.

         LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinite lives) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. We review such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied. We adopted the provisions of SFAS No. 142 effective October 1, 2002.

         RECLASSIFICATION. Certain amounts from prior periods have been reclassified to conform to the current year presentation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

         INCOME TAXES. Eline account for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         LOSS PER SHARE. Basic and diluted loss per share is calculated by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of January 31, 2004 and 2003, we did not have any outstanding common stock equivalents.

         STOCK-BASED COMPENSATION. In accordance with SFAS No. 123, we have elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. We account for stock options issued to consultants and for other services in accordance with SFAS No. 123.

         NEW ACCOUNTING PRONOUNCEMENTS. In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity" was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

         This statement is effective for financial instruments entered into on or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this pronouncements did not have a material effect on our financial position or results of operations.

         STOCK SPLITS. All per share information contained in this report gives proforma effect to the one for 250 reverse stock split of our common stock effected on November 28, 2002, a three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.

NOTE 3.  DUE TO RELATED PARTY AND SHAREHOLDER NOTE

         At January 31, 2004 our financial statements reflect an amount due to related party of $332,173, which included $199,000 of accrued payroll and $133,173 of interest payable, and a shareholder note of $826,132. These amounts are included in the Gann Obligations.

NOTE 4.  INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first- in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventories at January 31, 2004 consisted of the following:

         Raw materials ................................... $ 1,360,645
         Work-in-process .................................     107,163
         Reserve for impaired inventory...................    (200,000)
                                                           -----------
                                                           $ 1,267,808
                                                           ===========
NOTE 5.  SEGMENT INFORMATION

         We have two reportable segments. Each segment is a strategic business that we manage separately because each business develops and sells products and/or services to a specific market. The two reportable segments are Industrial

Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. Other includes 24/7 MRI, which is developing operations in the diagnostic imaging industry, and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither 24/7 MRI or Eline meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the three months ended January 31, 2004 and 2003 are as follows:

                                   Industrial
                                    Holding           Other             Total
                                  -----------      ----------       -----------
2004

Revenues .......................  $   917,895      $   16,151       $   934,046
Income (loss) from operations ..       44,118        (600,699)          556,581
Other income (expense) .........      (17,398)              0           (17,398)
Net income (loss) before
  minority interest ............       26,720        (600,699)          573,979
Depreciation ...................        2,020               0             2,020
Total assets ...................  $ 1,741,359      $  (18,417)      $ 1,722,943
Capital expenditures ...........  $    14,232      $        0       $         0

2003

Revenues .......................  $         0      $        0       $         0
Loss from operations ...........            0         153,000           153,000
Deprecation ....................            0               0                 0
Total assets ...................            0               0                 0
Capital expenditures ...........            0               0                 0

NOTE 6.  EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

         During the three months ended January 31, 2004 we issued an aggregate of 263,000 shares of our common stock to consultants as compensation for services rendered to us. We recognized an expense of $460,250 during the three months ended January 31, 2004 related to these issuances.

         During the three months ended January 31, 2004 we issued 26,191 shares of our common stock to terminate a real property lease. We recognized an expense of $55,000 during the three months ended January 31, 2004 related to this issuance.

         During the three months ended January 31, 2004 we recogizned a non-cash expense of $10,000 which represents the amortization of a portion of the value of shares of common stock issued to the president of our 24/7 MRI division as compensation.

NOTE 7.  SUBSEQUENT EVENTS

         On February 24, 2004 we effected a three for one forward stock split of our issued and outstanding common stock.

         On March 11, 2004 we announced today that we had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. We will hold majority ownership of MRI Management & Leasing, which will be managed by A.M Services, LLC and Dirk Sichel, who together will also be its minority owners. Mr. Anwar Mithavayani is the principal of A.M. Services, LLC and Mr. Sichel currently serves as president of our 24/7 MRI, Inc. division.

         On March 17, 2004 we announced that we had met the admission requirements and were been accepted for listing onto the Frankfurt Stock Exchange. Trading will commence on March 19, 2004, under the symbol "EO9", and the German CUSIP (WKN) Number AOB86Y.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the three months ended January 31, 2003 we did not have any operations. As described elsewhere in this report, in May 2003 we formed our Industrial Holding division and acquired IFR. In June 2003 we formed our 24/7 MRI division. Our results of operations for the three months ended January 31, 2004 reflect the operations of both our Industrial Holding and 24/7 MRI divisions.

RESULTS OF OPERATIONS

         We reported revenues of $934,046 for the three months ended January 31, 2004 as compared to revenues of $0 for the comparable period in fiscal 2003. Included in revenues for the first quarter of fiscal 2004 are revenues of $917,895, or approximately 98% of our consolidated revenues, from our Industrial Holding division and $16,151 of revenues, or approximately 2% of our consolidated revenues from our 24/7 MRI division. We did not have comparable revenues from either the Industrial Holding division or the 24/7 MRI division during the comparable periods in 2003.

         Operating expenses for the first quarter of fiscal 2004 were $928,117 as compared to $0 for the comparable three month period in fiscal 2003. Included in operating expenses in for the three months ended January 31, 2004 were $457,927 of selling, general and administrative expenses, which included $344,704 attributable to our Industrial Holding division and $113,223 attributable to our 24/7 MRI division, which includes a one time, non-cash expense of $55,000 representing the value of equity issued to a third party in termination of a real property lease. During the three months ended January 31, 2004 we also recognized an expense of $470,250 of non-cash stock compensation expense which represented $460,250 attributable to the value of common stock issued as compensation for consulting services paid during the first quarter of fiscal 2004 and the amortization of $10,000 of deferred compensation which represents the value of securities issued as additional compensation under an employment agreement with the president of our 24/7 MRI division.

         Other expense, which represented interest expense, was $17,398 for the three months ended January 31, 2004 as compared to $0 for the three months ended January 31, 2003. Interest expense in the current fiscal year is interest which was paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations.

         We reported a loss from operations before minority interest in for the first quarter of fiscal 2004 of $598,185 as compared to a loss from operations before minority interest in the first quarter of fiscal 2003 of $153,000.

         For the three months ended January 31, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest stockholder of $12,103. We did not have a comparable income in subsidiary attributable to the minority interest in the first quarter of fiscal 2003. This income in subsidiary, which represents 49% of the income attributable to Industrial Holding which is allocated to the minority stockholder, had the effect of increasing our net loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2004 we had working capital of $810,201 as compared to a working capital of $941,390 at October 31, 2003. Net cash used in operating activities for the three months ended January 31, 2004 was $6,721 as compared to net cash provided by operating activities of $0 for three months ended January 31, 2003. Included in the net cash used in operating activities in the first quarter of fiscal 2004 is:

         *  $460,250 of one time, non-cash stock compensation expense,

         * $55,000 of a one time, non-cash expense which represents equity issued to an terminate a real property lease,

         *  an increase of $41,255 in inventory,

         *  an increase of $45,776 in accounts payable and accrued expenses;

         * deferred revenue of $14,000 which will be recognized in the second quarter of fiscal 2004; and

         * an increase in amounts due to a related party which represents an increase in accrued payroll and interest expense payable to Lester Gann.

         Net cash used in investing activities was $14,232 for the three months ended January 31, 2004 as compared to $0 for comparable period in fiscal 2003. The amount reflected in fiscal 2004 represents the purchase of additional equipment by our Industrial Holding division. Net cash used in financing activities for the first quarter of fiscal 2004 was $75,297 as compared to $0 for the first three months of fiscal 2003. Net cash used during the first quarter of fiscal 2004 primarily includes a repayment of $68,080 to Mr. Gann under the Gann Obligations.

         While approximately 90% of our loss for the three months ended January 31, 2004 relates to one time, non-cash expenses, we reported a net loss of $586,082 for this quarter and at January 31, 2004 we have an accumulated deficit of $14,739,340. The report from of our independent auditor on our audited financial statements at October 31, 2003 contains a going concern modification. To date, the development of our 24/7 MRI division has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. Based upon information known to us at this time, 24/7 MRI will be able to continue to develop its wholesale segment through a continuation of the utilization of these same sources of capital. In addition, on a stand alone basis Industrial Holding reported net income of $24,700 for the three months ended January 31, 2004. Based upon results to date we believe that Industrial Holding division's revenues will increase during fiscal 2004 in an amount to sustain its operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2004 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion and that of 24/7 MRI, our results of operation and liquidity may adversely impacted in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On March 11, 2004 we announced today that we had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. We will hold majority ownership of MRI Management & Leasing, which will be managed by A.M. Services, LLC and Dirk Sichel, who together will also be its minority owners. Mr. Anwar Mithavayani is the principal of A.M. Services, LLC and Mr. Sichel currently serves as president of our 24/7 MRI, Inc. division.

         On March 17, 2004 we announced that we had met the admission requirements and were been accepted for listing onto the Frankfurt Stock Exchange. Trading will commence on March 19, 2004, under the symbol "EO9", and the German CUSIP (WKN) Number AOB86Y.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.               Description

           31.1       Certification of President Pursuant Section 302

           32.1       Certification of President Officer Pursuant Section 906

           99.1 News release of Eline Entertainment Group, Inc. dated March 11, 2004

           99.2 News release of Eline Entertainment Group, Inc. dated March 17, 2004

         (b) Reports on Form 8-K

         * On November 25, 2003 we filed a report on Form 8-K disclosing our termination of Dempsey Vantrease & Follis PLLC as independent auditors,

         * On December 11, 2003 we filed a report on Form 8-K attaching a copy of a news release made on December 10, 2003, and

         * On January 22, 2004 we filed a report on Form 8-K disclosing our engagement of Webb & Company, P.A. as our independent auditors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eline Entertainment Group, Inc.

                                        By: /s/ Barry A. Rothman
                                            --------------------
                                            Barry A. Rothman, President

Dated: March 22, 2004