Form 10QSB
period 2004-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2004-06-21
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,574,295 shares of common stock as of June 14, 2004.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended April 30, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at April 30, 2004 (unaudited)....1

         Condensed Statements of Operations for the three months and six months ended April 30, 2004 (consolidated) and 2003 (unaudited).......2

         Condensed Statements of Cash Flows for the six months ended
         April 30, 2004 (consolidated) and 2003 (unaudited)....................3

         Notes to Condensed Consolidated Financial Statements (unaudited) .....4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................9

Item 3.  Controls and Procedures..............................................10

Part II  Other Information....................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 April 30, 2004
                                   (Unaudited)

ASSETS

Current assets
        Cash and cash equivalents .............................    $     77,554
        Accounts receivable, net of
         allowance for  doubtful accounts of $144,090 .........         359,390
        Inventories, net ......................................       1,367,676
        Prepaid expenses ......................................          17,486
                                                                   ------------
                Total current assets ..........................       1,822,106

Property and Equipment, net ...................................          44,383

Other assets
        Deposits ..............................................          16,114
                                                                   ------------

                                                                   $  1,882,603
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
        Trade accounts payable ................................    $    492,458
        Accrued expenses ......................................          39,637
        Due to related party ..................................         356,362
        Current maturities of long-term debt ..................          10,471
                                                                   ------------

                Total current liabilities .....................         898,928

Long-term debt, less current portion
        Long-term debt ........................................           8,165
        Shareholder note ......................................         853,632
                                                                   ------------

                Total liabilities .............................       1,760,725

Minority Interest in Subsidiary ...............................         254,623


STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares
        authorized, 180,000 shares Series B
        Convertible Preferred issued and outstanding ..........             180
Common stock, $.001 par value; 90,000,000 shares
        authorized, 11,574,295  issued and outstanding ........          11,575
Additional paid in capital ....................................      14,734,797
Deferred compensation .........................................        (148,100)
Accumulated deficit ...........................................     (14,731,197)
                                                                   ------------

                Total stockholders' deficiency ................        (132,745)
                                                                   ------------

                                                                   $  1,882,603
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           Eline Entertainment Group, Inc. and Subsidiaries
                                  Condensed Statements of Operations
                          For the Three Month's Ended April 30, 2004 and 2003
                                              (unaudited)

                                                  Three Months Ended            Six Months Ended
                                                      April 30,                     April 30,
                                              --------------------------   ---------------------------
                                                  2004          2003           2004           2003
                                             (consolidated)               (consolidated)
                                              ------------  ------------   ------------   ------------
Revenues ...................................  $  1,021,084  $      1,000   $  1,955,130   $      1,000

Cost of goods sold .........................       753,143             -      1,315,593              -
                                              ------------  ------------   ------------   ------------

Gross profit (loss) ........................       267,941         1,000        639,537          1,000

Operating expenses
   General and administrative ..............       117,947        37,000        470,176        187,000
   Selling expense .........................        51,779             -        102,477              -
   Stock issued to terminate lease agreement             -             -         55,000              -
   Stock compensation expense ..............        57,850             -        528,100              -
                                              ------------  ------------   ------------   ------------
Total operating expenses ...................       227,576        37,000      1,155,753        187,000
                                              ------------  ------------   ------------   ------------


Income (Loss) from continuing operations ...        40,365       (36,000)      (516,216)      (186,000)

Other expense
   Interest expense ........................        17,356             -         34,754              -
                                              ------------  ------------   ------------   ------------

Income (Loss) from  operations
   before minority interest ................        23,009       (36,000)      (550,970)      (186,000)

Less Income in subsidiary attributed to
  minority interest ........................        14,866             -         26,969              -
                                              ------------  ------------   ------------   ------------

Net Income (Loss) ..........................  $      8,143  $    (36,000)  $   (577,939)  $   (186,000)
                                              ============  ============   ============   ============


Net Income (Loss) per share basic and
   fully diluted ...........................  $       0.00  $      (0.03)  $      (0.05)  $      (0.15)
                                              ============  ============   ============   ============

Weighted average number of
   shares outstanding ......................    11,559,939     1,403,245     11,487,980      1,264,537
                                              ============  ============   ============   ============

                          The accompanying notes are an integral part of these
                              condensed consolidated financial statements.

                                                   2

                         ELINE ENTERTAINMENT GROUP, INC.
                       Condensed Statements of Cash Flows
                For the Six Months Ended April 30, 2004 and 2003
                                   (Unaudited)

                                                         For the three months
                                                            ended April 30,
                                                       ------------------------
                                                           2004         2003
                                                      (consolidated)
                                                        ----------   ----------
Operating activities:
 Net loss ...........................................   $(577,939)    $(186,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation .....................................       4,040             -
   Amortization of unearned
   consulting fees and compensation .................      10,000             -
    Common stock issued to terminate lease agreement       55,000             -
  Minority interest in loss of subsidiaries and
   equity in loss of affiliate, net .................      26,969             -
      Common stock issued and to be
      issued for consulting fees and options ........     518,100       180,000
      Imputed salary ................................       3,000             -
   Changes in operating assets and liabilities:
    Increase in accounts receivable .................     (30,484)            -
    Increase in deposits ............................      (1,500)            -
    Increase in inventory ...........................    (141,123)            -
    Increase in prepaid expenses ....................     (17,486)            -
    Increase in accounts payable and accrued expenses      85,431         6,000
    Increase in accrued expenses ....................       6,713             -
    Increase in due to related party ................      56,440             -
                                                        ---------     ---------

    Net Cash Used in Operating Activities ...........      (2,839)            -
                                                        ---------     ---------

Investing activities:
Purchase of property and equipment ..................     (15,342)            -
                                                        ---------     ---------
 Net cash used in investing activities ..............     (15,342)            -

Financing activities:
 Payment on notes payable ...........................     (11,381)            -
 Payment of loans to related party ..................     (40,579)            -
 Due to affiliate ...................................      (1,093)            -
                                                        ---------     ---------

 Net cash used in
   financing activities .............................     (53,053)            -
                                                        ---------     ---------

Increase (Decrease) in cash .........................     (71,234)            -

Cash, beginning of period ...........................     148,788             -
                                                        =========     =========

Cash, end of period .................................   $  77,554     $       -
                                                        =========     =========

Cash paid for interest expense ......................   $       -     $       -
                                                        =========     =========

              The accompanying notes are an integral part of these
                  consensed consolidated financial statements

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

         In June 2003 we formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly know as Imaging Holding Group, Inc. In June 2003 we also formed Okeechobee Imaging, Inc.("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. We continue to explore additional avenues of expanding its business and operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $577,939 during the six months ended April 30, 2004 and have an accumulated deficit of $14,731,197 at April 30, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the six months ended April, 2004 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Okeechobee Imaging, and its 51% majority owned subsidiary Industrial Holding. The accompanying financial statements for the six months ended April 30, 2003 included the accounts of Eline. All significant inter-company accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At April 30, 2004 we had $77,554 in cash and cash equivalents.

         CONCENTRATION OF CREDIT RISK. Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. We perform ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 23% of our revenue for the six months ended April 30, 2004. We did not have any dependence of primary customers during the comparable periods in fiscal 2003.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Repairs and maintenance on property and equipment are expensed as incurred.

         LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinitie lives) held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinitie lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. We review such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied. We adopted the provisions of SFAS No. 142 effective October 1, 2002.

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

         LOSS PER SHARE. Basic and diluted loss per share is calculated by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of April 30, 2004 and 2003, we did not have any outstanding common stock equivalents.

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

NOTE 3.  DUE TO RELATED PARTY AND SHAREHOLDER NOTE

         At April 30, 2004 our financial statements reflect an amount due to related party of $356,362, which included $214,000 of accrued payroll and $142,362 of interest payable, and a shareholder note of $853,632. These amounts are included in the Gann Obligations.

NOTE 4.  INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first- in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventories at April 30, 2004 consisted of the following:

         Raw materials ................................... $1,420,171
         Work-in-process .................................    147,505
         Reserve for impaired inventory...................   (200,000)
                                                            ----------
                                                            $1,367,676
                                                            ==========

NOTE 5.  SEGMENT INFORMATION

         During fiscal 2003 we had one reportable segment; during 2004 we have two reportable segments. Each segment is a strategic business that we manage separately because each business develops and sells products and/or services to a specific market. The two reportable segments are Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. Other includes 24/7 MRI, which is developing operations in the diagnostic imaging industry, and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither 24/7 MRI or Eline meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated.

As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the six months ended April 30, 2004 and 2003 are as follows:

                                   Industrial
                                    Holding           Other             Total
                                  -----------      ----------       -----------
2004

Revenues .......................  $ 1,909,972      $   45,158       $ 1,955,130
Income (loss) from operations ..      119,792        (636,008)         (516,216)
Net income (loss) ..............       28,069        (606,008)         (577,939)
Depreciation ...................        4,040               0             4,040
Total assets ...................  $ 1,873,618      $    8,985       $ 1,882,603

Six Months Ended April 30,

                                   Industrial
                                    Holding           Other             Total
                                  -----------      ----------       -----------
2003

Revenues .......................  $         -      $    1,000       $     1,000
Income (loss) from operations ..            -        (186,000)         (186,000)
Net (loss) .....................            -        (186,000)         (186,000)
Depreciation ...................            -               -                 -
Total assets ...................  $         -      $        -       $         -

NOTE 6.  EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

         During the six months ended April 30 2004 we issued an aggregate of 263,000 shares of our common stock to consultants as compensation for services rendered to us. We recognized an expense of $518,100 during the six months ended April 30, 2004 related to these issuances.

         During the six months ended April 30, 2004 we issued 26,191 shares of our common stock to terminate a real property lease. We recognized a non-cash expense of $55,000 during the six months ended April 30, 2004 related to this issuance.

         During the six months ended April 30, 2004 we recognized a non-cash expense of $10,000 which represents the amortization of a portion of the value of shares of common stock issued to the president of our 24/7 MRI division as compensation.

NOTE 7.  LITIGATION

         On March 11, 2004 we announced that we had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. Under the terms of the arrangement we were to hold a majority ownership of MRI Management & Leasing, which will be managed by A.M Services, LLC and Dirk Sichel, the then president of 24/7 MRI, who together would also be its minority owners. We then proceeded with the preparation of an operating agreement and circulated same to all parties, including counsel for A.M. Services, LLC. In connection with this anticipated joint venture, under separate agreement Okeechobee Imaging, Inc., the subsidiary of 24/7 MRI which held the lease for the mobile MRI system which was to be used in the joint venture, was to enter into a lease for that equipment with the joint venture. On April 13, 2004 we notified both Mr. Sichel and Mr. Anwar Mithavayani, the principal of A.M. Services, that as a result of the lapse of time and the changes requested by counsel to A.M. Services to the operating agreement that we had made a determination not to pursue the joint venture.

         On April 15, 2004, after an inspect visit to the location of the mobile MRI unit in which we discovered that the unit was not at the location specified by Mr. Sichel and Mr. Mithavayani, we reported the unit stolen and filed a police report with the Broward County Sheriff's Office. On April 16, 2004 our 24/7 Open MRI subsidiary was served with a lawsuit by Medserv, Inc., another company controlled by Mr. Mithavayani. In the second amended complaint served on May 19, 2004 in the matter of Medserv, Inc. v 24/7 Open MRI of Port St. Lucie, Inc., Eline Entertainment Group, Inc. and GE Healthcare Financial Services, Inc., the plaintiff alleges a lien of the MRI system pursuant to terms of a maintenance agreement purportedly entered into by 24/7 Open MRI, and is seeking approximately $30,000. We have filed an Answer, Affirmative Defenses and Counterclaim alleging conversion and tortuous interference with contractual rights. The physical location of the MRI unit, which has an estimated value far in excess of the claim from Medserv, remains unknown to us at this time, but we have reason to believe it is in the possession and/or control of Mr. Mithavayani and/or his affiliates. We believe that plaintiff's claims are without merit and intend to aggressively defend this action. We cannot estimate at this time the outcome of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the six months ended April 30, 2003 we did not have any operations. As described elsewhere in this report, in May 2003 we formed our Industrial Holding division and acquired IFR. In June 2003 we formed our 24/7 MRI division. Our results of operations for the six months ended April 30, 2004 reflect the operations of both our Industrial Holding and 24/7 MRI divisions.

RESULTS OF OPERATIONS

         We reported revenues of $1,021,084 and $1,955,130 for the three months and six months ended April 30, 2004, respectively, as compared to revenues of $1,000 and $1,000, respectively, for the comparable periods in fiscal 2003. Included in revenues for the three months ended April 30, 2004 are revenues of $991,377, or approximately 97% of our consolidated revenues, from our Industrial Holding division and $29,007 of revenues, or approximately 3% of our consolidated revenues from our other operations which includes are parent company and our 24/7 MRI division. Revenues from our Industrial Holding division were $1,909,972 or approximately 98 % of our consolidated revenues for the six months ended April 30, 2004, and revenues from our other operations were $45,158 or approximately 2% of our consolidated revenues for the six months ended April 30, 2004.

         Total operating expenses for the three months ended April 30, 2004 were $227,576 as compared to $37,000 for the comparable three month period in fiscal 2003. Operating expenses for the six months ended April 30, 2004 were $1,155,753 as compared to $187,000 for the comparable six month period in fiscal 2003. Included in operating expenses for the six months ended April 30, 2004 was a one time, non-cash expense of $55,000 representing the value of equity issued to a third party in termination of a real property lease and $528,100 of non-cash stock compensation expense which represented $518,100 attributable to the value of common stock issued as compensation for consulting services paid during the period and the amortization of $10,000 of deferred compensation which represents the value of securities issued as additional compensation under an employment agreement with the president of our 24/7 MRI division.

         Other expense, which represented interest expense, was $17,356 and $34,754 for the three and six months ended April 30, 2004, respectively, as compared to $0 and $0 for the three and six months ended April 30, 2003. Interest expense in the current fiscal year is interest which was primarily paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations.

         We reported income from operations before minority interest of $23,009 for the three months ended April 30, 2004 and loss from operations before minority interest of $550,970 for the six months ended April 30, 2004 as compared to a loss from operations before minority interest of $36,000 and $186,000 for the comparable three and six month periods in fiscal 2003.

         For the three months ended April 30, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest - stockholder of $14,866, and for the six months ended April 30, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest - stockholder of $26,949. We did not have a comparable income in subsidiary attributable to the minority interest in these comparable periods of fiscal 2003. This income in subsidiary, which represents 49% of the income attributable to Industrial Holding which is allocated to the minority stockholder, had the effect of increasing our net loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2004 we had working capital of $923,178 as compared to a working capital of $941,390 at October 31, 2003. Net cash used in operating activities for the six months ended April 30, 2004 was $2,839 as compared to net cash provided by operating activities of $0 for six months ended April 30, 2003. Net cash used in investing activities was $15,342 for the six months ended April 30, 2004 as compared to $0 for comparable period in fiscal 2003. The amount reflected in fiscal 2004 represents the purchase of additional equipment by our Industrial Holding division. Net cash used in financing activities for the six months ended April 30, 2004 was $53,053 as compared to $0 for the six months ended April 30, 2003. Net cash used during the six months ended April 30, 2004 primarily includes a repayment of $40,579 to Mr. Gann under the Gann Obligations.

         While approximately 91% of our loss for the six months ended April 30, 2004 relates to one time, non-cash expenses, we reported a net loss of $577,939 for this period, and we have an accumulated deficit of $14,731,197. The report from of our independent auditor on our audited financial statements at October 31, 2003 contains a going concern modification. On a stand alone basis our Industrial Holding division reported net income before minority interest of $85,038 for the six months ended April 30, 2004. Based upon results to date we believe that Industrial Holding division's revenues will increase during the balance of fiscal 2004 in an amount to sustain its operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2004 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed, our results of operation and liquidity may adversely impacted in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the Notes to Consolidated Financial Statements appearing earlier in this report.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On March 24, 2004 we announced that we had signed a letter of intent to acquire a majority interest in Paolo Nevada, Inc., a privately held company that holds the rights to purchase a majority of the issued and outstanding securities of Slovenia- based IUV Vrhnika Vrhnika d.d. (IUV), a leading producer of high-quality pigskin leather and leather goods. Based upon our due diligence, we determined not to proceed with the transaction.

         On April 1, 2004 we announced that we signed a letter of intent to acquire a majority interest in CTD Holdings, Inc., a Florida-based company that sells cyclodextrins and provides consulting services in the area of the commercialization of cyclodextrins applications. The closing of the transaction was subject to a number of factors, including satisfactory due diligence by both companies. CTD Holdings, Inc. never responded to our due diligence request, nor did it initiate any due diligence requests on our company. On April 30, 2004 we were advised by CTD Holdings, Inc. that it had decided not to proceed with the transaction.

         On April 21, 2004 we filed a preliminary information statement on
Schedule 14C with the SEC regarding our intention to change our corporate name to 24/7 Holdings, Inc.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.               Description

           31.1    Rule 13a-14(a)/15d-14(a) Certification
           32.1    Certification of Chief Executive Officer Pursuant Section 906

         (b) Reports on Form 8-K

         On March 25, 2004 we filed a report on Form 8-K which attached as exhibits copies of the press releases issued by our company on March 23, 2004 regarding the letter of intent with Paolo Nevada and on March 24, 2004 regarding our first quarter results.

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

Dated: June 17, 2004