Form 10QSB
period 2004-07-31
ELINE ENTERTAINMENT GROUP INC
filed 2004-09-20
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to_____________


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,574,295 shares of common stock as of August 31, 2004.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended July 31, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at July 31, 2004 (unaudited).....1

         Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2004 and 2003 (unaudited) 2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended July 31 2004 and 2003 (unaudited)...................3

         Notes to Condensed Consolidated Financial Statements (unaudited) .....4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................11

Item 3.  Controls and Procedures..............................................13

Part II. Other Information....................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  July 31, 2004
                                   (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents ................................     $     55,857
    Accounts receivable, net of
     allowance for  doubtful accounts of $144,090 ............          283,504
    Inventories, net .........................................        1,395,762
    Prepaid expenses .........................................           11,443
                                                                   ------------
      Total current assets ...................................        1,746,566

Property and Equipment, net ..................................           49,285

Other assets
    Deposits .................................................           16,114
                                                                   ------------

                                                                   $  1,811,965
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
    Trade accounts payable ...................................     $    541,022
    Accrued expenses .........................................           40,513
    Due to related party .....................................          394,283
    Reserve for commitments contingencies and claims .........          349,057
    Current maturities of long-term debt .....................           12,450
                                                                   ------------

      Total current liabilities ..............................        1,337,325

Long-term debt, less current portion
    Shareholder note .........................................          831,231
                                                                   ------------

    Total liabilities ........................................        2,168,556

Minority Interest in Subsidiary ..............................          178,401

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares
    authorized, 180,000 shares Series B
    Convertible Preferred issued and outstanding .............              180
Common stock, $.001 par value; 90,000,000 shares
    authorized, 11,574,295  issued and outstanding ...........           11,575
Additional paid in capital ...................................       14,734,797
Deferred compensation ........................................          (60,050)
Accumulated deficit ..........................................      (15,221,494)
                                                                   ------------

      Total stockholders' deficiency .........................         (534,992)
                                                                   ------------

                                                                   $  1,811,965
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              Eline Entertainment Group, Inc. and Subsidiaries
                               Condensed Concolidated Statements of Operations
                         For the Three and Nine Month's Ended July 31, 2004 and 2003
                                                 (unaudited)

                                                           Three Months Ended         Nine Months Ended
                                                                July 31,                   July 31,
                                                      --------------------------   ------------------------
                                                          2004           2003          2004          2003
                                                      ------------   -----------   ------------   ---------
Revenues ...........................................  $    919,932   $   810,570   $  2,875,062   $ 810,570

Cost of goods sold .................................       556,948       527,569      1,872,541     527,569
                                                      ------------   -----------   ------------   ---------

Gross profit (loss) ................................       362,984       283,001      1,002,521     283,001

Operating expenses
    General and administrative .....................       419,435       372,451        889,611     558,451
    Selling expense ................................        52,625             -        155,102           -
    Stock issued to terminate lease agreement ......             -             -         55,000           -
    Stock compensation expense .....................        91,051           559        619,151         559
    Reserve for commitments contingencies and claims       349,057             -        349,057           -
                                                      ------------   -----------   ------------   ---------
Total operating expenses ...........................       912,168       373,010      2,067,921     559,010
                                                      ------------   -----------   ------------   ---------

Loss from continuing operations ....................      (549,184)      (90,009)    (1,065,400)   (276,009)

Other expense
    Interest expense ...............................        17,335        17,339         52,089      17,339
                                                      ------------   -----------   ------------   ---------

Loss from  operations
    before minority interest .......................      (566,519)     (107,348)    (1,117,489)   (293,348)

Less Income in subsidiary attributed to
  minority interest ................................        76,222             -         49,253           -
                                                      ------------   -----------   ------------   ---------

Net loss ...........................................  $   (490,297)  $  (107,348)  $ (1,068,236)  $(293,348)
                                                      ============   ===========   ============   =========

Net loss per share basic and fully diluted .........  $      (0.04)  $     (0.05)  $      (0.09)  $   (0.30)
                                                      ============   ===========   ============   =========

Weighted average number of
    shares outstanding .............................    11,574,295     2,313,162     11,523,352     968,061
                                                      ============   ===========   ============   =========

                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.

                                                      2

                                       ELINE ENTERTAINMENT GROUP, INC.
                               Condensed Concolidated Statements of Cash Flows
                              For the Nine Months Ended July 31, 2004 and 2003
                                                 (Unaudited)
                                                                               For the nine months ended
                                                                                        July 31,
                                                                            -------------------------------
                                                                                2004                2003
                                                                            -----------         -----------
Operating activities:
 Net loss ..........................................................        $(1,068,236)        $  (293,348)
 Adjustments to reconcile
 net loss to net cash provided by
 (used in) operating activities:
   Depreciation ....................................................              4,040              15,000
   Amortization of unearned
   consulting fees and compensation ................................            616,151                   -
    Common stock issued to terminate lease agreement ...............             55,000                   -
  Minority interest in loss of subsidiaries and
   equity in loss of affiliate, net ................................            (49,253)                  -
      Common stock issued and to be
      issued for consulting fees and options .......................                  -             228,000
      Imputed salary ...............................................              3,000                   -
   Changes in operating assets and liabilities:
        Increase in accounts receivable ............................             45,402              67,405
        Increase in deposits .......................................             (1,500)                  -
        Increase in inventory ......................................           (169,209)           (326,759)
        Increase in prepaid expenses ...............................            (11,443)             18,515
        Increase in accounts payable ...............................            133,995             (85,994)
        Increase in accrued expenses ...............................              7,589              57,320
        Reserve for commitments contingencies and claims ...........            349,057                   -
        Increase in due to related party ...........................            416,847                   -
                                                                            -----------         -----------

        Net Cash Provided by (Used in) Operating Activities ........            331,440            (319,861)
                                                                            -----------         -----------
Investing activities:
Payment of deposits ................................................                  -              (7,415)
Cash acquired in acquisition .......................................                  -             111,678
Purchase of property and equipment .................................            (20,244)                  -
                                                                            -----------         -----------
 Net cash used in investing activities .............................            (20,244)            104,263

Financing activities:
 Payment on notes payable ..........................................            (18,660)           (290,000)
 Proceeds (Payment) of loans to related party ......................           (385,467)            625,709
  Exercise of common stock options .................................                  -              17,500
  Minority interest in subsidiary ..................................                  -              (2,440)
  Long term debt ...................................................                  -              (2,591)
                                                                            -----------         -----------
 Net cash used in
   financing activities ............................................           (404,127)            348,178
                                                                            -----------         -----------

Increase (Decrease) in cash ........................................            (92,931)            132,580

Cash, beginning of period ..........................................            148,788                   -
                                                                            ===========         ===========

Cash, end of period ................................................        $    55,857         $   132,580
                                                                            ===========         ===========

Cash paid for interest expense .....................................        $       329         $         -
                                                                            ===========         ===========

                            The accompanying notes are an integral part of these
                                consensed consolidated financial statements.

                                                      3

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

         In June 2000 Eline signed a Plan and Agreement of Merger with Eline Music.com, Inc., a Tennessee corporation ("Tennessee Eline"). Tennessee Eline was a development stage company created to provide exposure for independent music artists and labels and to fill a perceived void that existed in the entertainment and music business. Under the terms of the Plan and Agreement of Merger, in December 2000 Tennessee Eline was merged into Eline and we were the surviving legal entity. As a result of the transaction, the Tennessee Eline management became our management and the Tennessee Eline stockholders became our controlling stockholders. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Tennessee Eline is the acquirer and we were the acquiree.

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

         In June 2003 we formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly know as Imaging Holding Group, Inc. In June 2003 we also formed Okeechobee Imaging, Inc.("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. In April 2004 we determined that the diagnostic imaging field was not an area in which we would devote any additional time or resources. We continue to explore additional avenues of expanding its business and operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended October 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $1,068,236 during the nine months ended July 31, 2004 and have an accumulated deficit of $15,221,494 at July 31, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the nine months ended July 31, 2004 include the accounts of Eline and its wholly-owned subsidiary 24/7 MRI and its 51% majority owned subsidiary Industrial Holding. The accompanying financial statements for the nine months ended July 31, 2003 included the accounts of Eline and Industrial Holding. All significant inter-company accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At July 31, 2004 we had $55,857 in cash and cash equivalents.

         CONCENTRATION OF CREDIT RISK. Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. We perform ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from two customers represented approximately 10% and approximately 11% of our revenue for the nine months ended July 31, 2004. We did not have any dependence of primary customers during the comparable periods in fiscal 2003.

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

         LOSS PER SHARE. Basic and diluted loss per share is calculated by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of July 31, 2004 and 2003, we did not have any outstanding common stock equivalents.

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

NOTE 3.  DUE TO RELATED PARTY AND SHAREHOLDER NOTE

         At July 31, 2004 our financial statements reflect an amount due to related party of $394,283, which included $229,000 of accrued payroll and $165,283 of interest payable. The financial statements also reflect a shareholder note of $831,231. These amounts are included in the Gann Obligations.

NOTE 4.  INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventories at July 31, 2004 consisted of the following:

         Raw materials .................................  $1,537,205
         Work-in-process ...............................      58,557
         Reserve for impaired inventory.................    (200,000)
                                                          ----------

                                                          $1,395,762
                                                          ==========

NOTE 5.  SEGMENT INFORMATION

         During fiscal 2003 we had one reportable segment; during 2004 we have two reportable segments. Each segment is a strategic business that we manage separately because each business develops and sells products and/or services to a specific market. The two reportable segments are Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. Other includes 24/7 MRI and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither 24/7 MRI or Eline meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the nine months ended July 31, 2004 and 2003 are as follows:

                                   Industrial
                                    Holding           Other             Total
                                  -----------      ----------       -----------
2004

Revenues .......................  $ 2,827,969      $    47,093      $ 2,875,062
Income (loss) from operations ..       (3,429)      (1,061,971)      (1,065,400)
Net income (loss) ..............      (55,518)      (1,012,718)      (1,068,236)
Depreciation ...................        4,040                -            4,040
Total assets ...................  $ 1,801,915      $    10,050      $ 1,811,965

                                   Industrial
                                    Holding           Other             Total
                                  -----------      ----------       -----------

Revenues .......................  $   917,997      $     1,935      $   919,932
Income (loss) from operations ..     (123,221)        (425,883)        (549,104)
Net (loss) .....................      (83,587)        (406,710)        (490,297)
Depreciation ...................            -                -                -
Total assets ...................  $ 1,801,915      $    10,050      $ 1,811,965

NOTE 6.  EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

         During the nine months ended July 31, 2004 we issued an aggregate of 263,000 shares of our common stock to consultants as compensation for services rendered to us. We recognized an expense of $518,100 during the nine months ended July 31, 2004 related to these issuances.

         During the nine months ended July 31, 2004 we issued 26,191 shares of our common stock to terminate a real property lease. We recognized a non-cash expense of $55,000 during the nine months ended July 31, 2004 related to this issuance.

         During the three and nine months ended July 31, 2004 we recognized a non-cash expense of $10,000 and $30,000, respectively, which represents the amortization of a portion of the value of shares of common stock issued to the president of our 24/7 MRI division as compensation.

         During the nine months ended July 31, 2004 we issued an aggregate of 17,500 shares of our common stock to two consulting firms as compensation for services. During the three and nine months ended July 31, 2004 we recognized non-cash expenses of $58,000 and $95,750, respectively, which represents the amortization of the value of those shares.

         In April 2004 we issued our president 6,000 shares of our common stock as compensation for his services. During the three and nine months ended July 31, 2004 we recognized non-cash expenses of $10,050 and $30,150, respectively, representing the value of the shares of our common stock issued to our president as compensation.

NOTE 7.  LITIGATION

         On March 11, 2004 we announced that we had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. Under the terms of the arrangement we were to hold a majority ownership of MRI Management & Leasing, which will be managed by A.M Services, LLC and Dirk Sichel, the then president of 24/7 MRI, who together would also be its minority owners. We then proceeded with the preparation of an operating agreement and circulated same to all parties, including counsel for A.M. Services, LLC. In connection with this anticipated joint venture, under separate agreement Okeechobee Imaging, Inc., the subsidiary of 24/7 MRI which held the lease for the mobile MRI system which was to be used in the joint venture, was to enter into a lease for that equipment with the joint venture. On April 13, 2004 we notified both Mr. Sichel and Mr. Anwar Mithavayani, the principal of A.M. Services, that as a result of the lapse of time and the changes requested by counsel to A.M. Services to the operating agreement that we had made a determination not to pursue the joint venture. Contemporaneously we notified GE Healthcare Financial that we were seeking their assistance in repositioning the MRI unit and terminating the lease for with.

         On April 15, 2004, after an inspection visit to the location of the mobile MRI unit we discovered that the unit was not at the location specified by Mr. Sichel and Mr. Mithavayani; we reported the unit stolen and filed a police report with the Broward County Sheriff's Office. On April 16, 2004 our 24/7 Open MRI subsidiary was served with a lawsuit by Medserv, Inc., another company controlled by Mr. Mithavayani, styled Medserv, Inc. v 24/7 Open MRI of Port St. Lucie, Inc., Eline Entertainment Group, Inc. and GE Healthcare Financial Services, Inc., Case No. 04006295 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In its complaint, as amended, the plaintiff alleges a lien on the MRI system pursuant to terms of a maintenance agreement purportedly entered into by 24/7 Open MRI, and is seeking approximately $30,000. We have filed an Answer, Affirmative Defenses and Counterclaim alleging conversion and tortious interference with contractual rights.

         In August GE Healthcare Financial Services, Inc. filed an answer and cross claim in which it has asserted breach of contract by Okeechobee Imaging alleging that it defaulted under its lease agreement with GE Healthcare Financial Services for the MRI unit, as well as a claim of tortious interference with a contract relationship between GE and Okeechobee Imaging by 24/7 Open MRI. GE Healthcare Financial is asserting that Okeechobee Imaging is in default under the lease for the equipment in the amount of $43,767.78, and it has accelerated the lease and is seeking damages in the amount of $317,873.55, plus attorney's fees and costs, which is amounts it claims are due under the lease.

         The physical location of the MRI unit, which has an estimated value far in excess of the claims from Medserv and GE Healthcare Financial, remains unknown to us at this time, but we have reason to believe it is in the possession and/or control of Mr. Mithavayani and/or his affiliates. In July 2004 GE posted a surety bond in the amount of Medserv's claims with the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida to secure the release of the MRI Unit. On September 15, 2004 we were provided with a copy of a Motion for Leave of Court from Medserv's counsel to amend Medserv's complaint as a result of a purported settlement between GE and Medserv. We are unaware of the terms of this purported settlement and the location of the MRI unit remains unknown to us. We believe that plaintiff's claims as well as those of GE are without merit and we intend to aggressively defend this action as well as our counter claims. We cannot estimate at this time the outcome of this matter. We believe that he amount of any loss by us will be mitigated by the amount of the settlement between GE and Medserv, as well any revenues Medserv has derived from the use of the MRI unit while it was in its unauthorized control.

         In July 2004 we received an Order for Default Judgment in the matter of Guardian Technology, Inc., a British Columbia corporation, versus Eline Entertainment Group, Inc. formerly known as Eline Music.com, Inc., Case No. 04-2-10345-2SEA in the Superior Court of the State of Washington in and for the County of King. The plaintiff is alleging that Eline defaulted on a promissory note purportedly issued on August 9, 2000 for services in the principal amount of $100,000. This date of this purported note predates the transaction in September 2002 in which Yucatan Holding Company acquired control of Eline. The state court has granted a summary judgment in the amount of $290,967.21 which represents a principal amount of $177,000, prejudgment interest of $107,822.21, and attorney's fees and costs of $6,145. We are unable to ascertain the difference in the principal amount of the purported note and the principal amount as set forth in the judgment. We have subsequently obtained from plaintiff's counsel a copy of the purported promissory note, which such note reflects that ElineMusic.com, Inc., a Tennessee corporation, not Eline, is the maker and the note is signed by Larry Paradise, as president of the maker. ElineMusic.com, Inc. was an unaffiliated entity until its merger into Eline in December 2000. Mr. Larry Paradise, the father of Mr. Sonny Paradise who served as our president from June 2000 until January 2001, has never been an officer or director of Eline. A review of the records of our company prior to the change of control in September 2002 does not reflect that Guardian Technology Inc. ever made any loans to Eline, and no copy of this purported note was in the files of the company's prior accountants for the period in which it was purportedly issued. We have advised plaintiff's counsel of the dispute of both the ability of Mr. Larry Paradise to bind the company as well as the validity of the obligation. As a result of the foregoing, as well as the purported involvement of Mr. Larry Paradise in the matter, we do not believe that the note is a valid obligation of Elaine.

         As of July 31, 2004 we reserved $349,057 for legal fees and expenses related to the litigation.

NOTE 8.  RESERVE FOR COMMITMENTS, CONTINGENCIES AND CLAIMS

         During the three months ended July 31, 2004 Elaine elected to record a reserve of $300,000 in connection with potential commitments, contingencies and claims as described elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We reported revenues of $919,932 and $2,875,062 for the three months and nine months ended July 31, 2004, respectively, as compared to revenues of $810,570 and $810,570, respectively, for the comparable periods in fiscal 2003. The following table provides information on the revenues for our two reportable divisions (as described in Note 5 to the Notes to our Consolidated Financial Statements appearing elsewhere in this report ) for the three and nine months ended July 31, 2004 and 2003.

                                            Industrial Holding          Other
                                            ------------------          -----

Three months ended July 31, 2004 ...........    $  917,997             $ 1,934
Three months ended July 31, 2003 ...........    $  810,570             $     0

Nine Months ended July 31, 2004 ............    $2,827,969             $47,093
Nine Months ended July 31, 2003 ............    $  810,570             $     0

         Revenues from our Industrial Holding division for the three and nine months ended July 31, 2003 only reflect revenues for the two month period between June 1, 2003 and July 31, 2003 following our acquisition of IFR in May 2003. Revenues for the three and nine months ended July 31, 2004 for Industrial Holding represent revenues from IFR for the entire periods presented. We had not yet commenced reporting revenues from the 24/7 MRI division during the three or nine months ended July 31, 2003 and, as described elsewhere herein, in April 2004 we determined that the diagnostic imaging field was not an area in which we would devote any additional time or resources.

         Total operating expenses for the three months ended July 31, 2004 were $912,168 as compared to $373,010 for the comparable three month period in fiscal 2003. Operating expenses for the nine months ended July 31, 2004 were $2,067,921 as compared to $559,010 for the comparable nine month period in fiscal 2003. Included in operating expenses for the nine months ended July 31, 2004 was a one time, non-cash expense of $55,000 representing the value of equity issued to a third party in termination of a real property lease and $616,151 of non-cash stock compensation expense which represented $586,151 attributable to the value of common stock issued as compensation for consulting services paid during the period and the amortization of $30,000 of deferred compensation which represents the value of securities issued as additional compensation under an employment agreement with the president of our 24/7 MRI division. Also included in operating expenses for the nine months ended July 31, 2004 is a one-time reserve for commitments, contingencies and claims of $349,057 as described elsewhere herein.

         Other expense, which represented interest expense, was $17,335 and $52,089 for the three and nine months ended July 31, 2004, respectively, as compared to $17,339 and $17,339 for the three and nine months ended July 31, 2003. Interest expense in the current fiscal year is interest which was primarily paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations.

         We reported loss from operations before minority interest of $566,519 for the three months ended July 31, 2004 and loss from operations before minority interest of $1,117,489 for the nine months ended July 31, 2004, For the three months ended July 31, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest - stockholder of $76,222 and for the nine months ended July 31, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest - stockholder of $49,253.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2004 we had working capital of $86,754 as compared to a working capital of $941,390 at October 31, 2003. Net cash used in operating activities for the nine months ended July 31, 2004 was $331,440 as compared to net cash provided by operating activities of $319,861 for nine months ended July 31, 2003. Net cash used in investing activities was $20,244 for the nine months ended July 31, 2004 as compared to net cash provided by investing activities $104,263 for comparable period in fiscal 2003. Net cash used in financing activities for the nine months ended July 31, 2004 was $404,127 as compared to net cash provided by financing activities of $348,178 for the nine months ended July 31, 2003. Net cash used during the nine months ended July 31, 2004 primarily includes a repayment of $348,467 to Mr. Gann under the Gann Obligations.

          While approximately 63% of our loss for the nine months ended July 31, 2004 relates to one time, non-cash expenses, we reported a net loss of $1,068,236 for this period, and we have an accumulated deficit of $15,221,494. The report from of our independent auditor on our audited financial statements at October 31, 2003 contains a going concern modification. Based upon results to date we believe that Industrial Holding division's revenues will increase during the balance of fiscal 2004 in an amount to sustain its operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2004 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed, our results of operation and liquidity may adversely impacted in future periods.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.                   Description
         -----------                   -----------

            31.1     Rule 13a-14(a)/15d-14(a) Certification of President
            32.1     Certification of President Pursuant Section 906

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

Dated: September 20, 2004