Form 10KSB
period 2004-10-31
ELINE ENTERTAINMENT GROUP INC
filed 2005-02-16
CIK 1043150

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended October 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $4,027,732 for the 12 months ended October 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Eline's common stock on February 7, 2005 is approximately $1,625,000.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 31, 2005, 11,574,295 shares of common stock are issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

         When used in this annual report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding") and 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"). The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which is a 51% owned subsidiary of Industrial Holding, the term Storm Depot refers to Storm Depot International Corp., a wholly-owned subsidiary of Industrial Holding, and the term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, which is a wholly-owned subsidiary of 24/7 MRI.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eline is a holding company that currently has two divisions, Industrial Holding and 24/7 MRI. Industrial Holding owns a seasoned company with approximately 25 years of operating history and 24/7 MRI is a development stage business whose operations were discontinued in fiscal 2004. Eline is seeking to expand it business and operations through the acquisition of companies or expansion of business focused on undervalued opportunities in traditional industries.

INDUSTRIAL HOLDING AND IFR

         In May 2003 Eline, through its Industrial Holding subsidiary, acquired IFR, a Knoxville, Tennessee based company. Founded in 1979, IFR is engaged in component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. IFR's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States. Its customers include Coca-Cola, Pepsico, Kimberly-Clarke Corp., American Limestone, Gerdau-AmeriSteel, Vulcan Materials Co., Harrison Construction, Blue Diamond Coal, Carlex Glass, HBD Industries and Hartco Flooring. The Industrial Holding division represented approximately 100% and 96% of our consolidated revenues in the years ended October 31, 2004 and October 31, 2003, respectively. For the year ended October 31, 2003, our consolidated revenues include revenues from IFR for five months following its acquisition in May 2003 as described later in this report. In the fiscal year ended October 31, 2004, two customers of IFR represented 14% and 9%of our consolidated revenues. In the fiscal year ended October 31, 2003, revenue from one customer of IFR represented approximately 14% of our consolidated revenues.

         IFR conducts its business from a 35,000 square foot facility, which is equipped with a five ton bridge crane over most equipment to allow handling of heavy components for machining. IFR has invested in computer numerical control
(CNC) technology to assure the highest degree of accuracy for its client's precision machining requirements. IFR's equipment includes two Fadal VMC 2040 machining centers, a Tree Journeyman 310 knee-type milling machine and a Cincinnati Milicron Falcon 300 lathe. IFR's CNC technicians have 15 years experience programming a wide variety of parts and materials. In addition to a standard complement of normal machine shop accessories, IFR's manual machines include:

         *  lathes up to 34" diameter by 16 feet
         *  Boring Mill
         *  Heavy-Duty Knee-Type milling machines
         *  Column drills
         *  Keyseating (internal up to 3" by 18")
         *  Amada auto bar feed saw (10" by 10" capacity)

IFR also specializes in prototype machining proprietary designs and short production runs. IFR has engineering capabilities with autocad computer enhanced design layout. It can create proprietary drawings, specialized machinery or modify existing equipment for its clients specific needs. IFR is also capable of reconstructing components to original OEM specs from its clients damaged or sample parts and preparing engineering drawings for your future requirements. IFR has an 8,000 sq. ft welding bay, equipped with two five ton overhead cranes with 20' lift working height, which provides it with the capacity to quickly and competitively meet its clients' fabrication needs. IFR has welders certified to the ASMF Code Section 8 and its welding services include, MIG, TIG, WIRE, and STICK welding on a variety of materials. IFR can furnish shape cutting on carbon steel up to 2" thick and plasma burn stainless steel up to 1/2" thick. It stocks a wide variety of structural shapes and can secure from its suppliers most items not in stock within two to three working days. IFR also provides maintenance and repair services on power transmissions and is the exclusive manufacturer for the provider of an ongoing project involving customized target and shooting bays for use in the Federal prison system.

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

COMPETITION

         While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150 mile radius of its client base, IFR is one of a select few fabricators which offers a full array of services from concept and design to engineering and prototype to custom systems. There can be no assurances, however, that IFR in fact maintains a competitive advantage or that if such competitive advantage exists, IFR will be able to retain same in the future.

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

EMPLOYEES

         As of January 31, 2005 IFR has approximately 30 employees, all of which are full time. IFR is not covered by any collective bargaining agreements and considers its employee relationships to be good.

STORM DEPOT INTERNATIONAL CORP.

         In October 2004, Eline, through its Industrial Holding subsidiary, established a new subsidiary, Storm Depot International Corp., through which it intends to market hurricane protection products in South Florida. In 2004 the South Florida area suffered the effects of both Hurricane Frances and Jeanne. The eye of both storms passed directly over this area during September 2004 causing damage, by some estimates, of over $20 billion.

         IFR had received several inquiries during the hurricane season with regards to machinery and production equipment for the hurricane shutter industry. Possessing extensive engineering and precision machining capabilities, IFR is equipped to produce a wide range of proprietary designs and specialized machinery on a highly efficient basis. As a result, Eline's management has evaluated the industry and believes that opportunities may exist in what it sees as a fragmented market.

         As of the date hereof, Eline has not yet established any operations or determined what, if any, operations it will establish in the future in this line of business.

24/7 MRI

         Eline formed 24/7 MRI in June 2003 to explore opportunities in the diagnostic imaging field. Following the acquisition of IFR, we continued to explore additional avenues of expanding our business and operations. One business opportunity which was reviewed was a chain of diagnostic imaging centers. While we did not progress beyond the due diligence phase, we believed that opportunities existed within this space, and in August 2003 24/7 MRI opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. In conjunction with the opening of this site, we acquired a 2000 GE Profile III Mobile open MRI system from GE Medical Systems under an operating lease on an equipment reposition. 24/7 MRI completed the beta test of this initial retail center in December 2003. In April 2004 we determined that the diagnostic imaging field was not an area in which we would devote any additional time or resources and we ceased operations in the 24/7 MRI subsidiary and classified $244,776 as a loss on discontinued operations in fiscal 2004.

EMPLOYEES

         As of January 31, 2005, 24/7 MRI has no employees.

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

         In March 2002 at a meeting of our then board of directors, Mr. Sonny Paradise, our then current CEO and chairman, who was also our then principal stockholder, tendered his resignation as an officer and director. His resignation was accepted and the remaining board members adopted resolutions that approved the relocation of our corporate headquarters from Tennessee to Pennsylvania and the retirement of certain debt owed to our former CEO and chairman who had just resigned. Under the resolution, we were to contract with our former CEO and chairman to produce three albums at $100,000 per album, for aggregate consideration of $300,000. Our then board of directors approved the plan whereby we were to transfer all of our studio equipment to our former CEO and chairman, he would retire debt we owned him and the price we were to pay for the three albums, for which he was given two years to deliver, was reduced to $150,000 in the aggregate. Finally, as we were moving our corporate offices to Pennsylvania, our former CEO and chairman was to assume the lease and occupy our facilities in Tennessee, assuming all obligations therefore. Subsequent to Mr. Paradise's resignation in March 2002 as our CEO and member of our board of directors, in April 2002 Mr. Thomas J. Gaffney was elected our president and a member of our board of directors.

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

         On October 31, 2002 we notified Mr. Gaffney that the Gaffney Note was void on its face. Pursuant to the provisions of Section 5.2 of the stock purchase and redemption agreement and the terms of the Gaffney Note, we offset and voided the entire amount of such note, and offset the remaining $6,000 cash to be paid to Mr. Gaffney, which represented the balance of the Gaffney Redemption Consideration. As a result of the foregoing, we have no obligation to pay the Gaffney Redemption Consideration.

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

         In the course of its due diligence, our current management has also determined that several consulting agreements which we had entered into in May 2001 with affiliates contained termination provisions which benefit us. These agreements included a five year consulting agreement with our then CEO and chairman under which we issued him approximately 11,700 shares of our common stock, valued at $5,362,500 at the time of issuance, and for which we have recognized an expense. The agreement with our former CEO and chairman was cancelable without cause at our discretion, with a provision that required him to return all unearned compensation to us upon such cancellation. Through our due diligence we determined that our former CEO no longer holds in record name any of the shares we issued to him under this agreement, and it appears that all such shares were transferred to third parties and deposited into street name prior to September 2002. Yucatan Holding Company did not acquire any of the shares issued to our former CEO under the terms of the stock purchase and redemption agreement. While current management cannot say with any certainty if any services were ever rendered to our company by our former CEO and these other consultants under the terms of these various agreements, no such services have been rendered since September 2002.

         Subsequent to the resignation on March 27, 2002 of Mr. Sonny Paradise as our CEO and chairman and the resignation on September 24, 2002 of Mr. Thomas
J. Gaffney as our president and a member of our board of directors, and given the lack of historical revenues associated with our entertainment initiatives, current management intends to transition our company into other lines of business that will serve to increase revenues and stockholder value. As a result of the transactions approved in March 2002 by our then board of directors and the conversion of our remaining assets by prior management, at the time Yucatan Holding Company acquired control of our company we had no business or operations other than the future delivery of the three albums by our former CEO and chairman which are due no later than March 2005. However, because of historical events involving prior management and the uncertainty surrounding the delivery of these albums, following the change of control Yucatan Holding Company began exploring additional lines of business which led to the acquisition of IFR and the organization of 24/7 MRI.

ACQUISITION OF IFR

         In May 2003, under the terms of a share exchange agreement date, our Industrial Holding subsidiary acquired 51% of the issued and outstanding capital stock of IFR from its sole stockholder in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of our common stock at such time and upon such terms and conditions as the parties may agree to in the future.

         Prior to closing the transaction with IFR, we had formed Industrial Holding as a first tier subsidiary. The authorized capital of Industrial Holding consists of 100 million shares of common stock and 10 million shares of blank check preferred stock, of which one share has been designated as Series A Preferred Stock. In conjunction with its organization Industrial Holding issued the one share of authorized Series A Preferred Stock to us. The designations, rights and preferences of the Series A Preferred Stock provide that:

         *  it does not pay dividends,
         *  it is not convertible or transferable,
         *  it is redeemable only upon our consent,
         *  it carries a liquidation preference of $1.00 per share, and
         * it votes together with the common stock and any other class of voting securities as may then be authorized and entitles us to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of Industrial Holding so as to ensure that the votes entitled to be cast by us are equal to at least 51% of the total of all votes entitled to be cast.

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

PENDING NAME CHANGE

         On January 28, 2004 we announced that our board of directors approved changing the corporate name to 24/7 Holdings Inc. which the board believes better represents the company's current business model. The proposal, originally to be presented to a vote of the company's shareholders at the 2004 annual meeting, is now expected to be presented to a vote of the company's shareholders at the 2005 annual meeting and is expected to be approved by mid-April 2005. The company will provide supplemental information regarding the name change closer to the effective date of the name change, including the new ticker symbol and CUSIP number. Until the name change is effective, our common stock will continue to trade under the current symbol.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         We reported a net loss of $1,147,611 for the fiscal year ended October 31, 2004, and a net loss of $483,370 for the fiscal year ended October 31, 2003. At October 31, 2004 we had an accumulated deficit of $15,300,869. While a significant portion of our historical losses and accumulated deficit are non-cash, until the acquisition of IFR in May 2003 we have never generated sufficient revenues to even partially offset our operating costs. As we continue to grow and develop the Industrial Holding division it is likely we will continue to report losses.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal stockholder, Yucatan Holding Company, provides us office space at no cost to us. We believe that this arrangement is suitable for our present needs. IFR's business and operations are conducted from a 35,000 square foot facility in Knoxville, Tennessee, which is leased from Mr. Gann for $78,000 per annum under a lease expiring on January 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

         On March 11, 2004 we announced that we had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. Under the terms of the arrangement we were to own a majority ownership of MRI Management & Leasing, which will be managed by A.M Services, LLC and Dirk Sichel, the then president of 24/7 MRI, who together would also be its minority owners. We then proceeded with the preparation of an operating agreement and circulated same to all parties, including counsel for A.M. Services, LLC. In connection with this anticipated joint venture, under separate agreement Okeechobee Imaging, Inc., a subsidiary of 24/7 MRI, which held the lease for the mobile MRI system which was to be used in the joint venture, was to enter into a lease for that equipment with the joint venture. On April 13, 2004 we notified both Mr. Sichel and Mr. Anwar Mithavayani, the principal of A.M. Services, that as a result of the lapse of time and the changes requested by counsel to the A.M. Services operating agreement that we had made a determination not to pursue the joint venture. Contemporaneously we notified GE Healthcare Financial that we were seeking their assistance in repositioning the MRI unit and terminating the lease forewith.

         On April 15, 2004, after an inspection visit to the location of the mobile MRI unit the Company discovered that the unit was not at the location specified by Mr. Sichel and Mr. Mithavayani; the Company reported the unit stolen.

         On April 16, 2004 the 24/7 Open MRI subsidiary was served with a lawsuit by Medserv, Inc., another company controlled by Mr. Mithavayani, styled Medserv, Inc. v 24/7 Open MRI of Port St. Lucie, Inc., Eline Entertainment Group, Inc. and GE Healthcare Financial Services, Inc., Case No. 04006295 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In its complaint, as amended, the plaintiff alleges a lien on the MRI system pursuant to terms of a maintenance agreement purportedly entered into by 24/7 Open MRI, and is seeking approximately $30,000. The Compnay has filed an Answer, Affirmative Defenses and Counterclaim alleging conversion and tortious interference with contractual rights.

         In August 2004 GE Healthcare Financial Services, Inc. filed an answer and cross claim in which it has asserted breach of contract by Okeechobee Imaging alleging that it defaulted under its lease agreement with GE Healthcare Financial Services for the MRI unit, as well as a claim of tortious interference with a contract relationship between GE and Okeechobee Imaging by 24/7 Open MRI. GE Healthcare Financial is asserting that Okeechobee Imaging is in default under the lease for the equipment in the amount of approximately $50,000.00 and other as yet unspecified damages.

         In July 2004 the Company received an Order for Default Judgment in the matter of Guardian Technology, Inc., a British Columbia corporation, versus Eline Entertainment Group, Inc. formerly known as Eline Music.com, Inc., Case No. 04-2-10345-2SEA in the Superior Court of the State of Washington in and for the County of King. The plaintiff is alleging that Eline defaulted on a promissory note purportedly issued on August 9, 2000 for services in the principal amount of $100,000. This date of this purported note predates the transaction in September 2002 in which Yucatan Holding Company acquired control of Eline. The state court has granted a summary judgment in the amount of $290,967.21 which represents a principal amount of $177,000, prejudgment interest of $107,822.21, and attorney's fees and costs of $6,145. The Company is unable to ascertain the difference in the principal amount of the purported note and the principal amount as set forth in the judgment. The Company has subsequently obtained from plaintiff's counsel a copy of the purported promissory note, which such note reflects that ElineMusic.com, Inc., a Tennessee corporation, not Eline, is the maker and the note is signed by Larry Paradise, as president of the maker. ElineMusic.com, Inc. was an unaffiliated entity until its merger into Eline in December 2000. Mr. Larry Paradise, the father of Mr. Sonny Paradise who served as the Company's president from June 2000 until January 2001, has never been an officer or director of Eline. A review of the records of our company prior to the change of control in September 2002 does not reflect that Guardian Technology Inc. ever made any loans to Eline. The Company has advised plaintiff's counsel of the dispute of both the ability of Mr. Larry Paradise to bind the company as well as the validity of the obligation. As a result of the foregoing, as well as the purported involvement of Mr. Larry Paradise in the matter, The Company does not believe that the note is a valid obligation of Eline.

         As of October 31, 2004 the Company reserved $499,057 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgement against the defendants in an amount not to exceed One Million Dollars.

         As of October 31, 2004, the Company reserved a total of $499,057 for legal fees and expenses related to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions of matters to security holders in the quarter ended October 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the OTCBB under the symbol EEGI. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following prices give effect the one for 250 reverse stock split of our common stock effected on November 28, 2002, a three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.


                                                          High          Low
FISCAL 2003

First Quarter ended January 31, 2003 ...............  $     1.80    $     0.04
Second Quarter ended April 30, 2003 ................  $     2.50    $     1.05
Third Quarter ended July 31, 2003 ..................  $     6.60    $     2.20
Fourth Quarter ended October 31, 2003 ..............  $     7.10    $     5.25


FISCAL 2004

First Quarter ended January 31, 2004 ...............  $     5.35    $     1.75
Second Quarter ended April 30, 2004 ................  $     9.40    $     1.25
Third Quarter ended July 31, 2004 ..................  $     1.85    $     0.25
Fourth Quarter ended October 31, 2004 ..............  $     0.79    $     0.36


         On February 7, 2005 the last sale price of our common stock as reported on the OTCBB was $0.92. As of January 15, 2005 there were approximately 150 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2003 we issued Mr. Dirk Sichel, President of 24/7 MRI, 20,000 shares of our common stock, valued at $80,000, as compensation for services pursuant to his employment agreement, which expense has been recognized in fiscal 2004. (1)

         During the year ended October 31, 2004, the Company issued 26,191 shares of common stock to terminate a real property lease. The Company recognized a non-cash expense of $55,000 during the year ended October 31, 2004 related to this issuance. (1)

         During the year ended October 31, 2004 the Company issued 789,000 of stock to a consultant as compensation for services. The Company recognized a non-cash expense of $460,250. (1)

         During the year ended October 31, 2004 the Company issued an aggregate of 17,500 shares of common stock to two consulting firms as compensation for services. During the year ended October 31, 2004, the Company recognized non-cash expenses of $95,750, which represents the value of those shares. (1)

         In April 2004 we issued our president 6,000 shares of our common stock, valued at $30,150, as compensation for his services from November 1, 2003 to October 31, 2004, and we have recognized an expense for this issuance in fiscal 2004. (1)

_________
         (1) This issuance is an individual compensation arrangement under which we issued our common stock for services. None of these issuances were approved by our shareholders.

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

EQUITY COMPENSATION PLAN INFORMATION AS OF OCTOBER 31, 2004

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2003 Stock Option and Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of October 31, 2004.

                            Number of        Weighted      Number of
                            securities to    average       securities remaining
                            be issued upon   exercise      available for future
                            exercise of      price of      issuance under equity
                            outstanding      outstanding   compensation plans
                            options,         options,      (excluding securities
                            warrants         warrants      reflected in
                            and rights       and rights    column (a))
                            --------------   -----------   ---------------------
Plan category                    (a)             (b)                (c)

Equity compensation plans
approved by stockholders          0               0                22,010

Equity compensation plans
not approved by stockholders     none            none               none

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Years Ended October 31, 2004 and 2003

         We reported revenues of $4,024,906 for fiscal 2004 as compared to revenues of $1,350,744 for fiscal 2003. Revenues of approximately $31,000 from our 24/7 MRI division have been reclassified at October 31, 2003 to loss from discontinued operations.

         Since our acquisition of IFR in May 2003 IFR has reported an increase in order activity from its existing customer base. This upswing in both core and special order business for IFR follows the positive trend for manufacturing businesses in the U.S.

         Based upon the information available to us at this time, we believe that IFR's revenues will continue at amounts which are at least at the historic levels during fiscal 2005.

         We formed 24/7 MRI in June 2003 to explore opportunities in the diagnostic imaging field. In August 2003 24/7 MRI opened Okeechobee Imaging, a store-front MRI center in West Palm Beach, Florida to test its operating concepts. 24/7 MRI completed the beta test of this initial retail center in December 2003. In April 2004 we determined that the diagnostic imaging field was not an area in which we would devote any additional time or resources and we subsequently exited this line of business.

         We reported a gross profit of $1,419,617 for fiscal 2004 as compared to a gross profit of $404,999 for fiscal 2003. Operating expenses for fiscal 2004 were $2,340,245 as compared to $922,006 for fiscal 2003, an increase of approximately 154%. The increase is largely attributable to the effect of operating expenses from IFR for the entire twelve months of fiscal 2004 as compared to the five month period following the acquisition of IFR in May of fiscal 2003. Included in operating expenses in fiscal 2004 were $1,416,045 of general and administrative expenses, and $731,200 of non-cash stock non-cash stock compensation expense which represented the value of common stock issued as compensation for consulting services and the termination of a real property lease, included in discontinued operations. In comparison, included in operating expenses in fiscal 2003 were $564,946 of general and administrative expenses, and $357,060 of non-cash stock compensation expense which represented the value of common stock issued as compensation for consulting services.

         Other expense, which represented interest expense, was $13,095 for fiscal 2004, a decrease of $17,586 from fiscal 2003. Interest expense in fiscal 2004 and fiscal 2003 was interest that was primarily paid to Lester Gann under the terms of the Gann Obligations. Please see Item 1. Business - History of Eline - Acquisition of IFR which appears earlier in this annual report.

         We reported a loss from operations before minority interest and discontinued operations in fiscal 2004 of $933,643 as compared to a loss from operations before minority interest in fiscal 2003 of $547,688, an approximate 71% increase.

         For fiscal 2004 we reported a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $30,808, as compared to a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $73,265. This loss in subsidiary, which represents 49% of the loss attributable to Industrial Holding which is allocated to Mr. Gann as its minority stockholder, had the effect of reducing our net loss from continuing operations.

         For fiscal 2004, we reported a loss from operations of $902,835 as compared to a loss from operations of $474,423 for fiscal 2003.

DISCONTINUED OPERATIONS

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations"("SAB 93") and SFAS No. 144, in connection with the disposal of the 24/7 MRI segment, the Company recorded its proportionate share of net losses in the former subsidiary for the period from November 1, 2003 through October 31, 2004 by crediting loss form operations and debiting loss on disposal of subsidiary totaling $244,776. The amount of the loss from discontinued operations for the year ended October 31, 2003 was $8,947.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2004, we had working capital of $356,577, as compared to working capital of $941,390 at October 31, 2003. The change in working capital is primarily attributable to an increase in reserves of $499,057 in the reserve for commitments, contingencies and claims, coupled with an increase of $142,037 in the amount due to a related party.

         Net cash used in operating activities for fiscal 2004 was $3,720, as compared to net cash used in operating activities for fiscal 2003 of $56,666. The change reflects the $664,241 increase in the net loss, offset primarily by:

      * a reserve for commitments, contingencies and claims in fiscal 2004 of $499,057, for which there were no comparable expenses in fiscal 2003, and

      * an increase in the value of stock issued for consulting fees and compensation in fiscal 2004 of $374,140, and

      *  The loss from discontinued operations of $244,776 recorded in fiscal
         2004.

         Included in the net cash generated by operating activities in fiscal 2004 is $731,200 of non-cash expense and $30,808 attributable to the net minority interest in losses at Industrial Holding and equity in loss of affiliates. Included in the net cash generated by operating activities in fiscal 2003 is $357,060 of non-cash stock compensation expense and $73,265 attributable to the net minority interest in losses at Industrial Holding and equity in loss of affiliates.

         Net cash used by investing activities was $25,203 for fiscal 2004 as compared to net cash provided by investing activities of $92,774 for fiscal 2003. The increase in cash used represents the cash used for the purchase of property and equipment in fiscal 2004 as compared to the cash acquired in the acquisition of IFR in fiscal 2003. Net cash provided by financing activities for fiscal 2004 was $9,272 as compared to net cash provided by financing activities for fiscal 2003 of $112,689, which change primarily reflects the an increase in the payment of loans to related parties amounting to $188,891 and proceeds from an affiliate totaling $142,037in fiscal 2004, as compared to loans of $98,880 received from related parties, less payments made of $52,701, in fiscal 2003.

         As a result of the application of SFAS No. 141 to the acquisition of IFR, in fiscal 2003 we were required to adjust the carry value of non-current assets for any negative goodwill which might arise as a result of the transaction. At the time of the acquisition, IFR had property and equipment net of depreciation of approximately $347,000, which represented non-current assets. In accordance with the statement, during fiscal 2003 we reduced the carry value of the property and equipment by $313,202 to $33,082 which is reflected on our balance sheet at October 31, 2003. Immediately prior to the acquisition of IFR, IFR had obtained an independent appraisal of its property and equipment which placed the value at approximately $650,000. Notwithstanding the application of SFAS No. 141 which resulted in the reduction of the carry value of the property and equipment, we believe that the value of IFR's assets as they appear on our balance sheet at October 31, 2004 and October 31, 2003 exceed the carry value.

         At October 31, 2004 we had working capital of $356,577. While approximately 64% of our loss for fiscal 2004 relates to non-cash expenses, we reported a net loss of $1,147,611 for fiscal 2004 and at October 31, 2004 we have an accumulated deficit of $15,300,869. The report from of our independent auditor on our audited financial statements at October 31, 2004 contains a going concern modification. To date, the development of new business lines has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. We will, however, need to additional capital for further expansion of our Industrial Holding division or to develop new lines of business. In addition, based upon results to date we believe that Industrial Holding division's revenues will increase during fiscal 2005 in an amount to sustain its operations without additional losses, the manufacturing segment of the U.S. is subject to volatility and any decline of orders from existing customers, or if anticipated additional orders from these customers do not materialize, we may need to raise additional working capital for the Industrial Holding division. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2005 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion or the development of new lines of business, our results of operation and liquidity may adversely impacted in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

Allowances for refunds and product returns. We may grant our customers the right to return products which they do not find satisfactory. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

Allowances for doubtful accounts receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

Provisions for inventory obsolescence. We may need to record a provision for estimated obsolescence of inventory. Our estimates would consider the cost of inventory, the estimated market value and our historical experience. If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

Value of long lived assets. We capitalize and amortize the costs incurred in the acquisition of capital equipment. We also carry other long lived assets on our balance sheet. We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying among.

OBLIGATIONS AND COMMITMENTS

The following table reflects our obligation to make future payments under contractual obligations and other commercial commitments as of October 31, 2004. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.

                  Payments Due By Period as of October 31, 2004
                  ---------------------------------------------

                                                 Less Than
                     Total          1 Year       1-3 Years       4-5 Years
________________________________________________________________________________

Facility lease      $312,000       $78,000        $234,000           $0


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

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                 Age                 Position
              ----                 ---                 --------
         Barry A. Rothman           49          President and secretary
         Jayme Dorrough             36          Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2004.

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

Audit Committee Financial Expert

         The Board has determined that Mrs. Dorrough is not an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934.

Director Independence

         The Board has determined that Mrs. Dorrough is not independent within the NASDAQ Stock Market's director independence rules.

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

                                      Annual                                  Long-Term
                                   Compensation                              Compensation
                       _______________________________________   ______________________________________

                                                                 Restricted   Securities
                                                  Other Annual     Stock      Underlying       All
Name and Principal     Fiscal   Salary    Bonus   Compensation     Awards      Options        Other
Position                Year      ($)      ($)        ($)            ($)        SAR (#)    Compensation
_______________________________________________________________________________________________________
Barry A. Rothman        2004    $  (1)     $ 0      $ 30,150         $ 0          0         $        0
                        2003    $  (1)     $ 0      $      0         $ 0          0         $        0
                        2002    $  (1)     $ 0      $      0         $ 0          0         $        0

Thomas J. Gaffney       2002    $  (2)     $ 0      $      0         $ 0          0         $  350,000

Sonny Paradise (3)      2002    $   0      $ 0      $      0         $ 0          0         $4,294,510

_________
(1) Mr. Rothman has served as our president since September 25, 2002. While we do not pay Mr. Rothman a salary, we have recognized an expense of $12,000 for fiscal 2003 and $1,742 for the period of September 25, 2002 though October 31, 2002, which we believe equals the fair value of his services during this period. In April 2004 we issued Mr. Rothman 6,000 shares of our common stock, valued at $30,150, as compensation for his services for fiscal 2004.

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

STOCK OPTIONS

         There were no stock options or stock appreciated rights granted to the named executive officers in the fiscal year ended October 31, 2004.

         There were no stock options exercised by the named executive officers during the fiscal year ended October 31, 2004. There were no stock options or stock appreciation rights held or exercised by the named executive officers during the fiscal year ended October 31, 2004.

DIRECTOR COMPENSATION

         We do not pay directors for attending meeting of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of January 15, 2004 there were 11,574,295 shares of our common stock and 180,000 shares of our Class B Convertible Preferred Stock issued and outstanding. These two classes of securities represent all of our voting securities. Each share of common stock is entitled to one vote, and each share of Class B Convertible Preferred Stock is entitled to 500 votes, on all matters submitted to our stockholders for a vote, and both classes of these securities vote together as one class. The following table contains information regarding record ownership of our voting securities as of January 15, 2005 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,
         *  our directors,
         *  named executive officers, and
         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 15, 2005, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 313, Knoxville, TN 37923.

Title of        Name of                    Amount and Nature of     Percentage        Percent of
Class           Beneficial Owner           Beneficial Ownership      of Class      Voting Control (1)
________        ________________           ____________________     __________     __________________
Common Stock

                Jayme Dorrough (2) ........      9,784,131             84.7%               99%
                Barry A. Rothman ..........              0               -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2)...      9,784,131             84.7%               99%

Class B Convertible Preferred Stock

                Jayme Dorrough (2) ........        180,000              100%               99%
                Barry A. Rothman ..........              0               -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2) ..        180,000              100%               99%
                Yucatan Holding
                  Company(2) ..............        180,000              100%               99%

_________
*   represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Class B Convertible Preferred Stock at January 15, 2004. At January 15, 2004 the holders of our outstanding shares of common stock and Class B Convertible Preferred Stock were entitled to an aggregate of 93,850,265 votes at any meeting of our stockholders, which includes 9,784,131 votes attributable to the outstanding shares of common stock and 900,000,000 votes attributable to the outstanding shares of Class B Convertible Preferred Stock.

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

         From time to time Yucatan Holding Company has advanced funds to us for working capital. At October 31, 2004, we owed Yucatan Holding Company $68,325, net of repayments on advances made during the year. This loan is unsecured and will be repaid by us as our working capital permits.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)     Articles of Incorporation (1)

3(ii)    Certificate of Designation (2)

3(iii)   Articles of Amendment to the Articles of Incorporation (3)

3(iv)    Articles of Amendment to the Articles of Incorporation (8)

3(v) Certificate of Change in Number of Authorized and Issued and Outstanding Shares of Common Stock (8)

3(vi) Certificate of Change in the Number of Authorized and Issued and Outstanding Shares of Common Stock (11)

3(vii)   By-Laws (1)

4(i)     Plan and Agreement of Merger (6)

10(i)    Stock Purchase and Redemption Agreement (2)

10(ii)   2003 Stock Option and Equity Compensation Plan (9)

10(iii) Share Exchange Agreement dated as of May 27, 2003 by and between the registrant, Industrial Holding Group, Inc., Industrial Fabrication & Repair, Inc. and Lester E. Gann (10)

10(iv)   Security Agreement and Secured Promissory Note (11)

14       Code of Ethics (11)

16(i) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (2)

16(ii) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (4)

16(iii) Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (5)

16(iv) Letter from Dempsey Vantrease & Follis PLLC regarding change in certifying accountants (7)

23.1     Consent of Independent Certified Public Accountants (11)

31.1     Rule 13a-14a/5d-14(a) Certificate of Chief Executive and Financial
         Officer

32.1     Section 1350 Certificate of Chief Executive and Financial Officer

Incorporation by reference notes:

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

(10) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on May 27, 2003.

(11) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 as filed with the SEC on February 13, 2004.


(b) Reports on 8-K

         On October 28, 2004 registrant filed a Form 8-K reporting its intention to expand its business to construction-related activities under Items 2.02 and 9.01.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company audited the Company's financial statements for the fiscal years ended October 31, 2004 and October 31, 2003.

         Fees related to services performed by such firms in fiscal 2004 and 2003 were as follows

                                      2004       2003
                                      ----       ----

         Audit Fees (1)             $ 26,500     9,288
         Audit-Related Fees                0         0
         Tax Fees (2)                      0         0
         All Other Fees                    0         0
         _____________________________________________

         Total                      $ 26,500     9,288

         (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

         (2) Tax fees principally included tax advice, tax planning and tax return preparation.

         The Board of Directors has reviewed and discussed with the Company's management and Webb & Company the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2004 fiscal year. The Board has also discussed with Webb & Company the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

         The Board has received and reviewed the written disclosures and the letter from Webb and Company required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Webb and Company its independence from the Company.

         The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

 Audit Committee's Pre-Approval Policies

         The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

         The Board pre-approved all of Webb and Company's fees described above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               OF ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet at October 31, 2004...............................F-3

Consolidated Statement of Operations for the years ended
  October 31, 2004 and 2003..................................................F-4

Consolidated Statement of Cash Flows for the years ended
  October 31, 2004 and 2003..................................................F-5

Statement of Changes in Stockholders' Deficit for the years ending
  October 31, 2004 and 2003..................................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Eline Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Eline Entertainment Group, Inc. and subsidiaries (a development stage company) as of October 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Eline Entertainment Group, Inc. and subsidiaries as of October 31, 2004 and the consolidated results of its operations and its cash flows for the years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company has a loss from operations of $1,147,611 and a stockholders' deficiency of $ 15,300,869. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1(B). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

February 7, 2005

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 2004

ASSETS
Current Asset
  Cash and cash equivalents ..................................     $    129,137
  Accounts receivable, net of allowance for
      doubtful accounts of $140,202 ..........................          322,955
  Inventories, net ...........................................        1,316,964
  Prepaid expenses ...........................................           19,814
                                                                   ------------

      Total current assets ...................................        1,788,870

Property, equipment and leasehold improvements, net ..........           58,285

Other assets
  Deposits ...................................................            7,200
                                                                   ------------

                                                                   $  1,854,355
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable .....................................     $    447,064
  Accrued expenses ...........................................           31,189
  Due to related parties .....................................          443,053
  Reserve for commitments, contingencies and claims ..........          499,057
  Current maturities of long-term debt .......................           11,930
                                                                   ------------

      Total Current Liabilities ..............................        1,432,293

Note payable - related party .................................          775,320
Long-term debt, less current portion .........................            4,213
                                                                   ------------

      Total Liabilities ......................................        2,211,826

Minority Interest in Subsidiary ..............................          196,846

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares
      authorized; 180,000 Shares Series B
      Convertible Preferred issued and outstanding ...........              180
  Common stock, $.001 par value; 90,000,000 shares
      authorized, 11,574,295 issued and outstanding ..........           11,574
  Additional paid-in capital .................................       14,734,798
  Accumulated deficit ........................................      (15,300,869)
                                                                   ------------

      Total Stockholders' Deficiency .........................         (554,317)
                                                                   ------------
                                                                   $  1,854,355
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the years ended October 31, 2004 and 2003

                                                         2004           2003
                                                     ------------   -----------

Revenues ..........................................  $  4,024,906   $ 1,350,744

Cost of goods sold ................................     2,605,209       945,745
                                                     ------------   -----------

Gross profit ......................................     1,419,697       404,999

Operating expenses
   General and administrative .....................     1,364,045       564,946
   Stock compensation expense .....................       676,200       357,060
   Reserve for commitments contingencies and claims       300,000             -
                                                     ------------   -----------

Total operating expenses ..........................     2,340,245       922,006
                                                     ------------   -----------

Loss from continuing operations ...................      (920,548)     (517,007)

Other expense
   Interest expense ...............................       (13,095)      (30,681)
                                                     ------------   -----------

Loss from operations before minority interest and
   discontinued operations ........................      (933,643)     (547,688)

Less Income in subsidiary attributed to minority
   interest .......................................        30,808        73,265
                                                     ------------   -----------

Loss from operations ..............................      (902,835)     (474,423)

Loss on discontinued operations ...................      (244,776)       (8,947)
                                                     ------------   -----------

Net loss ..........................................  $ (1,147,611)  $  (483,370)
                                                     ============   ===========


Net loss per share basic and fully diluted from
   continuing operations ..........................  $      (0.08)  $     (0.09)
Net loss per share basic and fully diluted from
   discontinued operations ........................         (0.02)            -
                                                     ------------   -----------

                                                     $      (0.10)  $     (0.09)
                                                     ============   ===========

Basic and fully diluted weighted average
   shares outstanding .............................    11,529,287     5,933,115
                                                     ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                      Eline Entertainment Group, Inc. and Subsidiaries
                                     Statements of Changes in Stockholders' Deficiency
                                       For the Years Ending October 31, 2004 and 2003

               Preferred Stock     Common Stock                      Unearned
               ---------------  -------------------   Additional    consulting
                   Class B                             paid in       fees and       Deferred     Accumulated
               Shares   Amount    Shares    Amount     capital     compensation   Compensation     deficit        Total
               -------  ------  ----------  -------   ----------   ------------   ------------   -----------   -----------
Balance,
October 31,
2002           200,000  $ 200      183,222  $   183  $13,625,429             -             -    $(13,669,888)  $   (44,076)

Shares issued
to principal
stockholder
for services                     1,080,000    1,080      148,920                                                   150,000

Shares issued
to consultant                       67,500       68       44,032                                                    44,100

Issuance of
stock options                                                540                                                       540

Stock issued
for services                        90,000       90       58,710                                                    58,800

Exercise of
stock options                       45,000       45       17,455                                                    17,500

Imputed
salary                                                    12,000                                                    12,000

Stock issued
for services                       157,500      158      103,442                                                   103,600

Conversion of
preferred
stock          (20,000)   (20)   9,000,000    9,000       (8,980)                                                        0

Deferred
compensation                        60,000       60       79,940                     (80,000)                            0

Net loss                                                                                            (483,370)     (483,370)
               -------  ------  ----------  -------  -----------   -----------     ---------    ------------   -----------

Balance,
October 31,
2003           180,000    180   10,683,222   10,684   14,081,488             -       (80,000)    (14,153,258)     (140,906)

Shares issued
to vendor for
rent
settlement                          78,573       78       54,922                                                    55,000

Shares issued
to
consultants                          2,500        2        8,748                                                     8,750

Shares issued
to
consultants                          6,000        6       40,194                                                    40,200

Shares issued
to
consultants                         15,000       15       86,985                                                    87,000

Shares issued
to
consultants                        789,000      789      459,461                                                   460,250

Imputed
salary                                                     3,000                                                     3,000

Amortization
of deferred
compensation                                                                          80,000                        80,000

Net loss                                                                                          (1,147,611)   (1,147,611)
               -------  -----   ----------  -------  -----------   -----------     ---------    ------------   -----------

Balance,
October 31,
2004           180,000  $ 180   11,574,295  $11,574  $14,734,798   $         0     $       0    $(15,300,869)  $  (554,317)
               =======  =====   ==========  =======  ===========   ===========     =========    ============   ===========

                         The accompanying notes are an integral part of these financial statements

                                                            F-5

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  For the years ended October 31, 2004 and 2003

                                                            2004         2003
                                                        -----------   ---------
Operating Activities:
  Net loss ...........................................  $(1,147,611)  $(483,370)
  Adjustments to reconcile net loss to net cash
   provoded by (used in) operating activities:
    Depreciation .....................................            0      12,873
    Allowance for doubt ful accounts .................       (3,888)          -
    Loss from discontinued operations ................      244,776           -
    Stock issued for consulting fees and compensation       676,200     357,060
    Minority interest in loss of subsidiaries and
      equity in loss of affiliate, net ...............      (30,808)    (73,265)
      imputed salary .................................        3,000      12,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable ................        9,839     112,409
      Increase in other assets .......................            -      12,366
      Decrease (Increase) in deposits ................        7,414      (7,414)
      Increase in inventory ..........................      (90,411)    (42,593)
      Increase in prepaid expenses ...................      (19,814)          -
      (Decrease) Increase in accounts payable ........       49,318      32,918
      (Decrease) Increase in accrued expenses ........       (1,735)     10,350
      Reserve for commitments contingencies and claims      300,000           -
                                                        -----------   ---------

        Net Cash Provided by (Used in)
          Operating Activities .......................       (3,720)    (56,666)
                                                        -----------   ---------

Investing Activities:
  Cash acquired in acquisition .......................            -      92,774
  Purchase of property and equipment .................      (25,203)          -
                                                        -----------   ---------

        Net Cash (Used in) Provided by
          Investing Activities .......................      (25,203)     92,774
                                                        -----------   ---------

Financing Activities:
  Excersise of stock options .........................            -      17,500
  Loans from related parties .........................            -      98,880
  Payment of loans to related parties ................     (118,891)    (52,701)
  Payments on long-term debt .........................      (22,874)     (5,842)
  Proceeds from long-term debt .......................        9,000           -
  Due to affiliate ...................................      142,037      54,843
                                                        -----------   ---------

        Net Cash (Used in) Provided by
          Financing Activities .......................        9,272     112,680
                                                        -----------   ---------

(Decrease) in Cash and Cash Equivalents ..............      (19,651)    148,788

Cash, beginning of period ............................      148,788           0
                                                        -----------   ---------

Cash, end of period ..................................  $   129,137   $ 148,788
                                                        ===========   =========

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Nature of Operations

         Eline Entertainment Group, Inc. ("Eline") was incorporated in June 1997 under the laws of the State of Nevada originally under the name Rapid Retrieval Systems, Inc. Eline was initially engaged in the development of comprehensive processing, document retrieval, editing, integration and network support services for small businesses and the general public.

         On May 27, 2003 Eline executed a Share Exchange Agreement with Lester
E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and Eline's then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, Eline acquired 51% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of Industrial Holding common stock issued to Mr. Gann are convertible into shares of Eline's common stock at such time and upon such terms and conditions as the parties may agree to in the future.

Prior to the acquisition of IFR, Mr. Gann had advanced IFR approximately $1.1 million which is covered by a secured promissory note in the principal amount of $2 million and collateralized by a security interest in all of its assets (the "Gann Obligations"). The note bears interest at 7% per annum, with interest only payments due quarterly. The principal and any accrued but unpaid interest is due on January 1, 2008. The Gann Obligations continue to be serviced by IFR after the closing of the transaction under the same payment terms as were utilized prior to the transaction, and the security interest remained in place pending repayment in full of the Gann Obligations. The share exchange agreement also provided mechanisms for retirement of the Gann Obligations under certain circumstances, including upon Mr. Gann's death or disability, or the sale of IFR, which include a repayment of the Gann Obligations and the return to the Company any capital that it has loaned IFR. Mr. Gann, or his estate, will be entitled to a portion of the proceeds the Company will receive upon the sale of IFR or its assets after repayment of these amounts.

In June 2003 the Company formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly know as Imaging Holding Group, Inc. In June 2003 the Company also formed Okeechobee Imaging, Inc. ("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. In April 2004 the Company determined that the diagnostic imaging field was not an area in which the Company would devote any additional time or resources and thus has exited this line of business. The Company continues to explore additional avenues of expanding its business and operations.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(B)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,147,611 during the year ended October 31, 2004 and has an accumulated deficit of $15,300,869 at October 31, 2004. The Company believes that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

(C)      Basis of Consolidation

         The accompanying consolidated financial statements for the year ended October 31, 2004 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Storm Depot and its 51% majority owned subsidiary Industrial Holding. The Statement of operations for the year ended October 31, 2003 include IFR from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

(D)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(E)      Cash Equivalents

         Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At October 31, 2004 the Company had $129,137 in cash.

(F)      Concentration of Credit Risk

Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At October 31, 2004, the Company had $29,137 in cash in excess of FDIC insurance limits. The Company performs ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 14% of the revenues for the year ended October 31, 2004. Revenue from one customer represented approximately 20% of the revenue for the year ended October 31, 2003. The allowance for uncollectible accounts was $140,202 and $144,900 at October 31, 2004 and 2003, respectively.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(G)      Revenue Recognition

         The Industrial Holding division generates revenues from component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. The Industrial Holding division's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States when products are shipped. The Industrial Holding division recognizes revenues when the products are shipped. The 24/7 MRI division generates revenues from the provision of MRI services to patients referred to it by non-affiliated physicians. These services were billed to third-party payors. Revenue is recognized when the services are performed and deemed collectable.

(H)      Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete inventory is made based on management's analysis of inventory levels.

(I)      Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Repairs and maintenance on property and equipment are expensed as incurred.

(J)      Long-Lived Assets

         Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinite lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied.

(K)      Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

(O)      Reclassifications

         Certain amounts from prior periods have been reclassified to conform to the current presentation.

(P)      New Accounting Pronouncements

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

         This statement is effective for financial instruments entered into on or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

NOTE 2 - INVENTORIES

         Inventories consisted of the following:

                  Finished products ............  $ 1,394,277
                  Work-in-process ..............      122,687
                  Reserve for impaired inventory     (200,000)
                                                  -----------
                                                  $ 1,316,964
                                                  ===========

Reserve for impaired inventory was $0 and $200,000 at October 31, 2004 and 2003, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

The transaction with IFR was recorded in accordance with the provisions of SFAS No. 141. Among the provisions of SFAS No. 141 is the requirement to adjust the carry value of non-current assets for any negative as a result of the transaction. The Company reduced the carry value of the property and equipment by $313,202 as a result of the acquisition of IFR.

         Property and equipment at October 31, 2004 consisted of the following:

                  Shop equipment .................  $ 283,336
                  Furniture and Fixtures .........     22,583
                  Automobiles ....................    207,538
                  Leasehold Improvements .........      9,380
                                                    ---------
                                                      522,837
                  Less: accumulated depreciation .   (464,552)
                                                    ---------
                                                       58,285
                                                    =========

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT - (CONTINUED)

         Depreciation and amortization expense for the years ended October 31, 2004 and 2003 totaled $5,125 and $12,873, respectively.

NOTE 4 - DUE TO RELATED PARTY

         During the fiscal years ended October 31, 2004 and 2003, from time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At October 31, 2004, the Company owed Yucatan Holding Company $68,325. The Company will repay this amount as its working capital permits.

         At October 31, 2004 the Company owed Mr. Lester Gann, a related party, an aggregate of $373,533, which included $244,000 of accrued payroll and $129,533 of interest. These amounts are included in due to related parties in current liabilities.

NOTE 5 - ACCRUED EXPENSES

         At October 31, 2004 accrued expenses consisted of:

                  Accrued Payroll ..............       $23,334
                  Payroll Taxes ................         3,271
                  Sales Tax ....................           905
                  Other ........................         3,679
                                                       -------
                                                       $31,189
                                                       =======

NOTE 6 - LONG-TERM DEBT

Long term obligations consisted of the following:

Note payable to finance company, secured by automobile, interest at 1.9% per annum. Monthly payments of $600 due through
     through April 2005 .............................................  $  4,344

Note payable to a bank, secured by automobile, interest at 6.75%
     per annum.Monthly payments of $402 due through September 2006 ..     9,000

Note payable to finance company, secured by automobile
     Interest at 5.75% per annum.Monthly payments of $288 due
     through August 2005 ............................................     2,799
                                                                       --------
                                                                         16,143
Less current maturities .............................................   (11,930)
                                                                       --------
                                                                       $  4,213
                                                                       ========

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 6 - LONG-TERM DEBT - (CONTINUED)

         Note payable to related party, secured by the assets of IFR
          Interest at 7% per annum.Principal and accrued interest due
           January 1, 2008 ..........................................  $775,320

         Current maturities are as follows:

          Year ending October 31,
                          2005 ......................................  $ 11,930
                          2006 ......................................     4,213
                          2007 and thereafter .......................   775,320
                                                                       --------
                                                                       $791,463
                                                                       ========

NOTE 7 - SEGMENT INFORMATION

         During fiscal 2003 the Company had two reportable segments; during 2004 the Company disposed of the 24/7 MRI segment and thus has one reportable segment. The remaining segment is Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. During the year ended October 31, 2003, Other includes 24/7 MRI and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither 24/7 MRI or Eline met the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the year ended October 31, 2003 follows:

                                     Industrial
                                       Holding         Other            Total
             2003
Revenues ......................     $ 1,350,744      $  53,345      $ 1,404,089
Loss from operations ..........         (78,256)      (447,698)        (525,954)
Net income (loss) .............        (232,560)      (250,810)        (483,370)
Depreciation ..................          12,873              -           12,873
Assets ........................       1,736,120         15,823        1,736,120
Capital expenditures ..........               -              -                -

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 8 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

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

         During the year ended October 31, 2004 the Company issued an aggregate of 263,000 shares of common stock to a related party as compensation for services rendered. The Company recognized an expense of $460,250 during the year ended October 31, 2004 related to these issuances.

         During the year ended October 31, 2004, the Company issued 26,191 shares of common stock valued at the fair value on the date of the grant to terminate a real property lease. The Company recognized a non-cash expense of $55,000 during the year ended October 31, 2004 related to this issuance. The expense is recognized in the loss from discontinued operations.

         During the year ended October 31, 2004 the Company recognized a non-cash expense of $80,000, respectively, which represents the amortization of a portion of the value of shares of common stock issued to the president of our 24/7 MRI division as compensation.

         During the year ended October 31, 2004 the Company issued an aggregate of 17,500 shares of common stock to two consulting firms as compensation for services. During the year ended October 31, 2004, the Company recognized non-cash expenses of $95,750, which represents the fair value of those shares on the date of the grant.

         In April 2004 the Company issued the Company's president 6,000 shares of common stock valued at fair value on the date of the grant at $40,200 as compensation for his services.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 8 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES - (CONTINUED)

Imputed Salary -

         The Company's current president has served in such capacity since September 25, 2002. The Company compensated its president for his services through the issuance of common stock valued at the fair value on the date of the grant at $40,200 during the year ended October 31, 2004. The Company has recognized an additional expense of $3,000 for fiscal 2004, which it believes equals the fair value of his services. During the year ended October 31, 2003, the Company did not compensated its president for his services and thus recorded an expense of $12,000 which it believes equals the fair value of his services during this period.

Stock split -

         On April 11, 2004, the Company declared a 3 to 1 forward split. All amounts presented give effect for the split.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(A)      Real Property Lease

         In June 2003 the Company entered into a 12-month lease for approximately 4,400 square feet of commercial office space. Under the terms of the lease, the Company was obligated to make monthly rental payment of $6,890. In January 2004 the Company and the lessor agreed to an early termination of the lease and the Company issued the lessor 26,191 shares of its common stock, valued at $55,000, in settlement of all obligations under the lease.

(B)      Litigation

         On March 11, 2004 the Company announced that it had signed an agreement in principal to form MRI Management & Leasing, a joint venture that will be focused on leasing mobile MRI systems. Under the terms of the arrangement the Company held a majority ownership of MRI Management & Leasing, which was to be managed by A.M Services, LLC and Dirk Sichel, the then president of 24/7 MRI, who together would also be its minority owners. The Company then proceeded with the preparation of an operating agreement and circulated same to all parties, including counsel for A.M. Services, LLC. In connection with this anticipated joint venture, under separate agreement Okeechobee Imaging, Inc., the subsidiary of 24/7 MRI which held the lease for the mobile MRI system which was to be used in the joint venture, was to enter into a lease for that equipment with the joint venture. On April 13, 2004 the Company notified both Mr. Sichel and Mr. Anwar Mithavayani, the principal of A.M. Services, that as a result of the lapse of time and the changes requested by counsel to A.M. Services to the operating agreement that the Company had made a determination not to pursue the joint venture. Contemporaneously the Company notified GE Healthcare Financial that they were seeking their assistance in repositioning the MRI unit and terminating the lease.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES -(CONTINUED)

         On April 15, 2004, after an inspection visit to the location of the mobile MRI unit the Company discovered that the unit was not at the location specified by Mr. Sichel and Mr. Mithavayani; the Company reported the unit stolen.

         On April 16, 2004 the 24/7 Open MRI subsidiary was served with a lawsuit by Medserv, Inc., another company controlled by Mr. Mithavayani, styled Medserv, Inc. v 24/7 Open MRI of Port St. Lucie, Inc., Eline Entertainment Group, Inc. and GE Healthcare Financial Services, Inc., Case No. 04006295 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In its complaint, as amended, the plaintiff alleges a lien on the MRI system pursuant to terms of a maintenance agreement purportedly entered into by 24/7 Open MRI, and is seeking approximately $30,000. The Company has filed an Answer, Affirmative Defenses and Counterclaim alleging conversion and tortuous interference with contractual rights.

         In August GE Healthcare Financial Services, Inc. filed an answer and cross claim in which it has asserted breach of contract by Okeechobee Imaging alleging that it defaulted under its lease agreement with GE Healthcare Financial Services for the MRI unit, as well as a claim of tortuous interference with a contract relationship between GE and Okeechobee Imaging by 24/7 Open MRI. GE Healthcare Financial is asserting that Okeechobee Imaging is in default under the lease for the equipment in the amount of approximately $200,000, and other as yet unspecified damages.

         In July 2004 the Company received an Order for Default Judgment in the matter of Guardian Technology, Inc., a British Columbia corporation, versus Eline Entertainment Group, Inc. formerly known as Eline Music.com, Inc., Case No. 04-2-10345-2SEA in the Superior Court of the State of Washington in and for the County of King. The plaintiff is alleging that Eline defaulted on a promissory note purportedly issued on August 9, 2000 for services in the principal amount of $100,000. This date of this purported note predates the transaction in September 2002 in which Yucatan Holding Company acquired control of Eline. The state court has granted a summary judgment in the amount of $290,967.21 which represents a principal amount of $177,000, prejudgment interest of $107,822.21, and attorney's fees and costs of $6,145. The Company is unable to ascertain the difference in the principal amount of the purported note and the principal amount as set forth in the judgment. The Company has subsequently obtained from plaintiff's counsel a copy of the purported promissory note, which such note reflects that ElineMusic.com, Inc., a Tennessee corporation, not Eline, is the maker and the note is signed by Larry Paradise, as president of the maker. ElineMusic.com, Inc. was an unaffiliated entity until its merger into Eline in December 2000. Mr. Larry Paradise, the father of Mr. Sonny Paradise who served as the Company's president from June 2000 until January 2001, has never been an officer or director of Eline. A review of the records of our company prior to the change of control in September 2002 does not reflect that Guardian Technology Inc. ever made any loans to Eline. The Company has advised plaintiff's counsel of the dispute of both the ability of Mr. Larry Paradise to bind the company as well as the validity of the obligation. As a result of the foregoing, as well as the purported involvement of Mr. Larry Paradise in the matter, The Company does not believe that the note is a valid obligation of Eline.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES -(CONTINUED)

         As of October 31, 2004 the Company reserved approximately $500,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars.

         The Company leases its manufacturing facility from a related party. Minimum lease payments of $6,500 are due monthly through 2008.

         Approximate future minimum lease payments at October 31, 2004 are as follows:

                  2005 ......................         $ 78,000
                  2006 ......................           78,000
                  2007 ......................           78,000
                                                      --------
                                                      $234,000
                                                      ========

NOTE 10 - INCOME TAXES

         On September 24, 2002 the Company underwent the change of ownership (as defined by Internal Revenue Code 382). This change limits the Company's ability to utilize its approximately $14,000,000 of net operating loss carryfowards
(NOLs) as of October 31, 2003. At October 31, 2004, the Company has net operating loss carryforwards of approximately $15,100,000 that expire at various times through 2024. A valuation allowance of approximately $4,751,142 has been recognized to offset primarily all of the deferred tax assets related to the carryforwards.

         The valuation allowance at October 31, 2004 was $4,751,142. The net change in the valuation allowance during the year ended October 31, 2004 was an increase of $172,422.

NOTE 11 - DISCONTINUED OPERATIONS

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations"("SAB 93") and SFAS No. 144, in connection with the disposal of the 24/7 MRI segment, the Company recorded its proportionate share of net losses in the former subsidiary for the period from November 1, 2003 through October 31, 2004 by crediting loss form operations and debiting loss on disposal of subsidiary totaling $244,776. The amount of the loss from discontinued operations for the year ended October 31, 2003 was $8,947.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2004

NOTE 11 - DISCONTINUED OPERATIONS -(CONTINUED)

         The loss on discontinued operations consisted of the following:

                                                            2004         2003
                                                         ---------    ---------

Revenues .............................................   $  31,454    $  53,345
Cost of sales ........................................       9,492       39,279
                                                         ---------    ---------
Gross profit .........................................      21,962       14,066

General and administrative expenses ..................      12,681       23,013
Stock compensation ...................................      55,000            -
Reserve for commitments contingencies and claims .....     199,057            -
                                                         ---------    ---------

Loss from discontinued operations ....................    (244,776)      (8,947)
                                                         =========    =========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: February 16, 2005                Eline Entertainment Group, Inc.
                                        By: /s/ Barry A. Rothman
                                            --------------------
                                        Barry A. Rothman
                                        President, principal executive and
                                        principal accounting officer




In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                          DATE

 /s/ Barry A. Rothman              President                  February 16, 2005
 --------------------              (principal executive
 Barry A. Rothman                  and accounting officer)


 /s/ Jayme Dorrough                Director                   February 16, 2005
 ------------------
 Jayme Dorrough