Form 10QSB
period 2005-01-31
ELINE ENTERTAINMENT GROUP INC
filed 2005-03-22
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED January 31, 2005


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________to________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,584,295 shares of common stock as of March 15, 2005.

                         ELINE ENTERTAINMENT GROUP, INC.
                Form 10-QSB for the period ended January 31, 2005

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at January 31, 2005 (unaudited)           1

Condensed Consolidated Statements of Operations for the
         three months ended January 31, 2005 and 2004 (unaudited)              2

Condensed Consolidated Statements of Cash Flows for the
         three months ended January 31, 2005 and 2004 (unaudited)              3

Notes to Condensed Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Controls and Procedures                                              15

Part II  Other Information                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 2005
                                   (Unaudited)
ASSETS
Current Asset
  Cash and cash equivalents ..................................     $     97,301
  Accounts receivable, net of allowance for
   doubtful accounts of $140,202 .............................          383,476
  Inventories, net ...........................................        1,220,111
  Prepaid expenses ...........................................           17,068
                                                                   ------------

    Total current assets .....................................        1,717,956

Property, equipment and leasehold improvements, net ..........           56,285

Other assets
  Deposits ...................................................            7,200
                                                                   ------------

                                                                   $  1,781,441
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable .....................................     $    456,056
  Accrued expenses ...........................................           27,448
  Due to related parties .....................................          455,334
  Reserve for commitments, contingencies and claims ..........          399,057
  Current maturities of long-term debt .......................           11,930
                                                                   ------------

    Total Current Liabilities ................................        1,349,825

Note payable - related party .................................          749,920
Long-term debt, less current portion .........................              188
                                                                   ------------

    Total Liabilities ........................................        2,099,933

Minority Interest in Subsidiary ..............................          224,426

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; 180,000 Shares Series B
    Convertible Preferred issued and outstanding .............              180
  Common stock, $.001 par value; 90,000,000 shares
     authorized, 11,574,295 issued and outstanding ...........           11,574
  Additional paid-in capital .................................       14,734,798
  Accumulated deficit ........................................      (15,289,470)
                                                                   ------------

    Total Stockholders' Deficiency ...........................         (542,918)
                                                                   ------------

                                                                   $  1,781,441
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                Eline Entertainment Group, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                              For the three months ended January 31, 2005 and 2004
                                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
Revenues .........................................................................  $    989,164   $    931,895

Cost of goods sold ...............................................................       725,593        544,348
                                                                                    ------------   ------------

Gross profit .....................................................................       263,571        387,547

Operating expenses
  General and administrative .....................................................       317,762        396,551
  Stock compensation expense .....................................................             -        525,250
                                                                                    ------------   ------------

Total operating expenses .........................................................       317,762        921,801
                                                                                    ------------   ------------

Income (loss) from continuing operations .........................................       (54,191)      (534,254)

Other expense
  Interest expense ...............................................................        (6,829)       (17,398)
                                                                                    ------------   ------------

Income (loss) from operations before minority interest and discontinued operations       (61,020)      (551,652)

Less Income in subsidiary attributed to minority interest ........................       (27,581)       (12,103)
                                                                                    ------------   ------------

Loss from operations .............................................................       (88,601)      (563,755)

Income (loss) on discontinued operations .........................................       100,000        (22,327)
                                                                                    ------------   ------------

Net Income (loss) ................................................................  $     11,399   $   (586,082)
                                                                                    ============   ============


Net income (loss) per share basic and fully diluted from continuing operations ...  $       0.00   $      (0.05)
Net income (loss) per share basic and fully diluted from discontinued operations .          0.00          (0.00)
                                                                                    ------------   ------------

                                                                                    $       0.00   $      (0.05)
                                                                                    ============   ============
Basic and fully diluted weighted average shares outstanding ......................    11,574,295     11,152,067
                                                                                    ============   ============

                    The accompanying notes are an integral part of these financial statements

                                                       2

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the three months ended January 31, 2005 and 2004
                                   (unaudited)

                                                             2005        2004
Operating Activities:
  Net income (loss) ....................................  $  11,399   $(586,082)
  Adjustments to reconcile net icome (loss) to
   net cash (used in) operating activities:
   Depreciation ........................................      2,000       2,020
   Stock issued for consulting fees and compensation ...          -     525,250
   Minority interest in loss of subsidiaries and
    equity in loss of affiliate, net ...................     27,580      12,103
    imputed salary .....................................          -       3,000
   Changes in operating assets and liabilities:
    Increase in accounts receivable ....................    (60,521)    (12,104)
    Increase in deposits ...............................          -      (1,679)
    Decrease (Increase) in inventory ...................     96,853     (41,255)
    Decrease in prepaid expenses .......................      2,746           -
    Increase in accounts payable and accrued expenses ..      5,251      45,776
    Increase in deferred revenue .......................          -      14,000
    Increase in due to related party ...................          -      32,250
    Reserve for commitments contingencies and claims ...   (100,000)          -
                                                          ---------   ---------

      Net Cash Used in Operating Activities ............    (14,692)     (6,721)
                                                          ---------   ---------

Investing Activities:
  Purchase of property and equipment ...................          -     (14,232)
                                                          ---------   ---------

     Net Cash Used in Investing Activities .............          -     (14,232)
                                                          ---------   ---------

Financing Activities:
  Payment of loans to related parties ..................    (25,400)    (68,080)
  Payments on long-term debt ...........................     (4,025)     (6,124)
  Due to affiliate .....................................     12,281      (1,093)
                                                          ---------   ---------

     Net Cash Used in Financing Activities .............    (17,144)    (75,297)
                                                          ---------   ---------

Decrease in Cash and Cash Equivalents ..................    (31,836)    (96,250)

Cash, beginning of period ..............................    129,137     148,788
                                                          ---------   ---------

Cash, end of period ....................................  $  97,301   $  52,538
                                                          =========   =========

   The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Basis of Presentation

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2004 included in the Company's Annual Report on Form 10-KSB.

(B)      Nature of Operations

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

(C)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company reported cash used in operations of $14,692 during the three months ended January 31, 2005 and has an accumulated deficit of $15,289,470 at January 31, 2005. The Company believes that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

(D)      Basis of Consolidation

         The accompanying consolidated financial statements for the three months ended January 31, 2005 and 2004 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Storm Depot and its 51% majority owned subsidiary Industrial Holding. The Company's 24/7 MRI has been classified as discontinued operations as of January 31, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

(E)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(F)      Cash Equivalents

         Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At January 31, 2005 the Company had $97,301 in cash. revenue for the three months ended January 31, 2004. The allowance for uncollectible accounts was $140,202 and $144,900 at January 31, 2005 and 2004, respectively.

(G)      Concentration of Credit Risk

         Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 22% of the revenues for the three months ended January 31, 2005. Revenue from one customer represented approximately 27% of the revenue for the three months ended January 31, 2004. The allowance for uncollectible accounts was $140,202 and $144,900 at January 31, 2005 and 2004, respectively.

(H)      Revenue Recognition

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

(I)      Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete inventory is made based on management's analysis of inventory levels.

(J)      Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation and amortization. Deprecation is computed using accelerated methods over the estimated useful lives of the assets, which are five to 15 years for machinery and equipment and up to 10 years for other assets. Repairs and maintenance on property and equipment are expensed as incurred.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(K)      Long-Lived Assets

         Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinite lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under SFAS (No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied.

(L)      Fair Value of Financial Instruments

          SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(M)      Income Taxes

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

(N)      Loss Per Share

         Basic and diluted loss per share is calculated by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(O)      Stock-Based Compensation

         In accordance with SFAS No. 123, the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(P)      Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current presentation.

(Q)      New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time- Sharing Transactions - an amendement of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,"and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 2 - INVENTORIES

         Inventories consisted of the following:

                  Finished products ............  $ 1,371,393
                  Work-in-process ..............       48,718
                  Reserve for impaired inventory     (200,000)
                                                  -----------

                                                  $ 1,220,111
                                                  ===========

         Reserve for impaired inventory was $200,000 at January 31, 2005 and 2004.

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

         Property and equipment at January 31, 2005 consisted of the following:

                  Shop equipment .................  $ 283,336
                  Furniture and Fixtures .........     22,583
                  Automobiles ....................    207,538
                  Leasehold Improvements .........      9,380
                                                    ---------

                                                      522,837

                  Less: accumulated depreciation .   (464,552)
                                                    ---------

                                                    $  58,285
                                                    =========

         Depreciation and amortization expense for the three months ended January 31, 2005 and 2004 totaled $2,000 and $12,873, respectively.

NOTE 4 - DUE TO RELATED PARTY

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At January 31, 2005, the Company owed Yucatan Holding Company $68,325. The Company will repay this amount as its working capital permits.

         At January 31, 2005 the Company owed Mr. Lester Gann, a related party, an aggregate of $393,314, which included $259,000 of accrued payroll and $134,314 of interest. These amounts are included in due to related parties in current liabilities.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 5 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

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

         During the three months ended January 31, 2004 the company issued an aggregate of 263,000 shares of our common stock to consultants as compensation for services rendered. The company recognized an expense of $460,250 during the three months ended January 31, 2004 related to these issuances.

         During the three months ended January 31, 2004 the company issued 26,191 shares of common stock to terminate a real property lease. The company recognized an expense of $55,000 during the three months ended January 31, 2004 related to this issuance.

         During the three months ended January 31, 2004 the company recognized a non-cash expense of $10,000, which represents the amortization of a portion of the value of shares of common stock issued to the president of our 24/7 MRI division as compensation.

         Stock split -

         On April 11, 2004, the Company declared a 3 to 1 forward split. All amounts presented give effect for the split.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         During the three months ended January 31, 2005, the Company received a settlement offer from GE Healthcare Financial Services, Inc. approximating $42,500 and reversed $100,000 of the litigation reserve leaving $100,000 in the reserve to cover settlement costs and attorney's fees.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2005
                                   (Unaudited)


         In July 2004 the Company received an Order for Default Judgment in the matter of Guardian Technology, Inc., a British Columbia corporation, versus Eline Entertainment Group, Inc. formerly known as Eline Music.com, Inc., Case No. 04-2-10345-2SEA in the Superior Court of the State of Washington in and for the County of King. The plaintiff is alleging that Eline defaulted on a promissory note purportedly issued on August 9, 2000 for services in the principal amount of $100,000. This date of this purported note predates the transaction in September 2002 in which Yucatan Holding Company acquired control of Eline. The state court has granted a summary judgment in the amount of $290,967.21 which represents a principal amount of $177,000, prejudgment interest of $107,822.21, and attorney's fees and costs of $6,145. The Company is unable to ascertain the difference in the principal amount of the purported note and the principal amount as set forth in the judgment. The Company has subsequently obtained from plaintiff's counsel a copy of the purported promissory note, which such note reflects that ElineMusic.com, Inc., a Tennessee corporation, not Eline, is the maker and the note is signed by Larry Paradise, as president of the maker. ElineMusic.com, Inc. was an unaffiliated entity until its merger into Eline in December 2000. Mr. Larry Paradise, the father of Mr. Sonny Paradise who served as the Company's president from June 2000 until January 2001, has never been an officer or director of Eline. A review of the records of our company prior to the change of control in September 2002 does not reflect that Guardian Technology Inc. ever made any loans to Eline. The Company has advised plaintiff's counsel of the dispute of both the ability of Mr. Larry Paradise to bind the company as well as the validity of the obligation. As a result of the foregoing, as well as the purported involvement of Mr. Larry Paradise in the matter, The Company does not believe that the note is a valid obligation of Eline. The Company has not accrued any interest on the summary judgment, in that the Company believes that it has a valid claim against the defendants as discussed below.

         As of January 31, 2005, the Company reserved approximately $400,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars.


NOTE 7 - SUBSEQUEST EVENT

         In March 2005, the Company agreed to exchange 250,000 shares of a newly created class of convertible preferred stock to its largest shareholder for 9,000,000 shares of common stock and 180,000 shares of Series B Convertible Preferred Stock owned by the stockholder. The share exchange will result in an approximate 79% reduction of the Company's common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As described elsewhere in this report, in April 2004 the Company determined that the diagnostic imaging field was not an area in which the Company would devote any additional time or resources and thus has exited this line of business. Accordingly, the Company's 24/7 MRI has been classified as discontinued operations as of January 31, 2005 and 2004.

RESULTS OF OPERATIONS

         We reported revenues of $989,164 for the three months January 31, 2005, as compared to revenues of $931,895 for the comparable periods in fiscal 2004.

         Total operating expenses for the three months ended January 31, 2005 were $317,762, which amount was comprised solely of general and administrative expense. In comparison, total operating expenses were $921,801 for the comparable three-month period in fiscal 2004, which amount included general and administrative expense of $396,551, and $525,250 of stock compensation expense.

         Other expense, which represented interest expense, was $6,829 for the three months ended January 31, 2005, as compared to $17,398 for the three and nine months ended January 31, 2004. Interest expense in the current and prior fiscal year is interest that was primarily paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations.

         We reported a loss from operations before minority interest and discontinued operations of $61,020 for the three months ended January 31, 2005, compared to a loss from operations before minority interest and discontinued operations of $551,652 for the three months ended January 31, 2004. For the three months ended January 31, 2005 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest stockholder of $27,581. For the three months ended January 31, 2004 we reported income from our subsidiary (Industrial Holding) attributed to the minority interest stockholder of $12,103.

         This income in subsidiary, which represents 49% of the income attributable to Industrial Holding which is allocated to the minority stockholder, had the effect of reducing our net income from continuing operations in the three months ended January 31, 2005, and conversely increasing our net loss from continuing operations for the three months ended January 31, 2004.

         We reported income from discontinued operations of $100,000 for the three months ended January 31, 2005, which amount resulted from our having reversed $100,000 of the reserve for commitments, contingencies and claims recorded in connection with litigation involving our 24/7 MRI subsidiary, as described elsewhere herein. In comparison, during the three months ended January 31, 2004 we reported a loss on discontinued operations totaling $22,327.

         The combined effect of income in subsidiary, coupled with income from discontinued operations resulted in our reporting net income of $11,399 for the three months ended January 31, 2005, as compared to a net loss of $586,082 for the three months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2005 we had working capital of $368,131 as compared to a working capital of $356,577 at October 31, 2004. Net cash used in operating activities for the three months ended January 31, 2005 was $14,692 as compared to net cash used in operating activities of $6,721 for comparable period in fiscal 2004.

         Included in the net cash used in operating activities in the first quarter of fiscal 2005 is:

         * a decrease of $100,000 in the reserve for commitments, contingencies and claims,

         *        a decrease of $96,853 in inventory,

         *        an increase of $60,521 in accounts receivable; and

         * an increase of $8,992 in accounts payable, offset by a $3,741 decrease in accrued expenses.

         Net cash used in investing activities was $0 for the three months ended January 31, 2005, as compared to net cash used in investing activities of $14,232 during the comparable period in fiscal 2004. Net cash used in financing activities for the three months ended January 31, 2005 was $17,144, as compared to net cash used in financing activities of $75,297. Net cash used during the three months ended January 31, 2005 primarily includes a repayment of $25,400 to Mr. Gann under the Gann Obligations.

         While we reported net income of $11,339 for this period, we have an accumulated deficit of $15,289,470. The report from of our independent auditor on our audited financial statements at October 31, 2004 contains a going concern modification. Based upon results to date we believe that Industrial Holding division's revenues will increase during the balance of fiscal 2005 in an amount to sustain its operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2005 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed, our results of operation and liquidity may adversely impacted in future periods.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the Notes to Consolidated Financial Statements appearing earlier in this report.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                        Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certificate of Chief Executive and Financial Officer

         (b)      Reports on Form 8-K

         (1) Incorporated by reference to the registrant's Report on Form 8-K, file number 00030451, as filed with the SEC on March 7, 2005

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

Dated: March 22, 2005