Form 10QSB
period 2005-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2005-06-24
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 30, 2005

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,874,295 shares of common stock as of June 10, 2005.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended April 30, 2005

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

         When used in this annual report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"), Storm Depot International Corp., a Florida corporation ("Storm Depot"), which is a wholly owned subsidiary of the Company, and 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"). The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which is a 51% owned subsidiary of Industrial Holding, and the term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, which is a wholly-owned subsidiary of 24/7 MRI.

         All per share information contained in this report gives proforma effect to the one for 250 reverse stock split of our common stock effected on November 28, 2002, a three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at April 30, 2005 (unaudited).............1

Condensed Consolidated Statements of Operations for the
         three and six months ended April 30, 2005 and 2004 (unaudited)........2

Condensed Consolidated Statements of Cash Flows for the
         six months ended April 30, 2005 and 2004 (unaudited)..................3

Notes to Condensed Consolidated Financial Statements (unaudited)...............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Controls and Procedures..............................................15

Part II  Other Information....................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 April 30, 2005
                                   (Unaudited)

ASSETS
Current Asset
  Cash and cash equivalents .....................................  $     95,365
  Accounts receivable, net of allowance for doubtful accounts of
    $140,202 ....................................................       420,784
  Inventories, net ..............................................     1,382,527
  Prepaid expenses ..............................................        28,822
                                                                   ------------
      Total current assets ......................................     1,927,498

Property, equipment and leasehold improvements, net .............        54,285

Other assets
  Deposits ......................................................         7,200
                                                                   ------------
                                                                   $  1,988,983
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable ........................................  $    513,060
  Accrued expenses ..............................................        50,343
  Due to related parties ........................................       540,719
  Reserve for commitments, contingencies and claims .............       399,057
  Current maturities of long-term debt ..........................         5,140
                                                                   ------------
      Total Current Liabilities .................................     1,508,319

Note payable - related party ....................................       714,920
Long-term debt, less current portion ............................         3,733
                                                                   ------------
      Total Liabilities .........................................     2,226,972

Minority Interest in Subsidiary .................................       207,992

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    250,000 Shares Series A Convertible Preferred issued and
    outstanding .................................................           250
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    0 Shares Series B Convertible Preferred issued and
    outstanding .................................................             0
  Common stock, $.001 par value; 90,000,000 shares authorized,
    2,874,295 issued and outstanding ............................         2,874
  Additional paid-in capital ....................................    14,833,428
  Deferred consulting fees ......................................       (82,500)
  Accumulated deficit ...........................................   (15,200,033)
                                                                   ------------
      Total Stockholders' Deficiency ............................      (445,981)
                                                                   ------------
                                                                   $  1,988,983
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                             Eline Entertainment Group, Inc. and Subsidiaries
                                   Consolidated Statements of Operations
                        For the three and six months ended April 30, 2005 and 2004
                                                (Unaudited)
                                                    Three Months Ended             Six Months Ended
                                                         April 30,                     April 30,
                                                    2005           2004           2005           2004
                                                ------------   ------------   ------------   ------------
Revenues .....................................  $  1,110,602   $  1,003,926   $  2,099,766   $  1,937,972

Cost of goods sold ...........................       702,998        730,581      1,428,591      1,274,929
                                                ------------   ------------   ------------   ------------

Gross profit .................................       407,604        273,345        671,175        663,043

Operating expenses
  General and administrative .................       321,523        169,430        639,285        566,005
  Stock issued to terminate lease agreement ..             0              -              -         55,000
  Stock compensation expense .................         7,500         57,850          7,500        528,100
                                                ------------   ------------   ------------   ------------

Total operating expenses .....................       329,023        227,280        646,785      1,149,105
                                                ------------   ------------   ------------   ------------

Income (loss) from continuing operations .....        78,581         46,065         24,390       (486,062)

Other expense
  Interest expense ...........................        (5,497)       (17,356)       (12,326)       (34,754)
                                                ------------   ------------   ------------   ------------

Income (loss) from operations before minority
  interest and discontinued operations .......        73,084         28,709         12,064       (520,816)

Less (income) loss in subsidiary attributed to
  minority interest ..........................        16,353        (14,866)       (11,228)       (26,969)
                                                ------------   ------------   ------------   ------------

Income (loss) from operations ................        89,437         13,843            836       (547,785)

Income (loss) on discontinued operations .....             0         (5,700)       100,000        (30,154)
                                                ------------   ------------   ------------   ------------

Net income (loss) ............................  $     89,437   $      8,143   $    100,836   $   (577,939)
                                                ============   ============   ============   ============

Net income (loss) per share basic
  and fully diluted from continuing operations  $       0.02   $       0.00   $       0.00   $      (0.05)

Net income (loss) per share basic and fully
  diluted from discontinued operations .......          0.00          (0.00)          0.00          (0.00)
                                                ------------   ------------   ------------   ------------

                                                $       0.02   $       0.00   $       0.00   $      (0.05)
                                                ============   ============   ============   ============
Basic and fully diluted weighted average
  shares outstanding .........................     5,744,750     11,559,939      8,724,295     11,152,067
                                                ============   ============   ============   ============

                The accompanying notes are an integral part of these financial statements.

                                                     2

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the six months ended April 30, 2005 and 2004
                                   (unaudited)

                                                             2005        2004
Operating Activities:
  Net income (loss) ....................................  $ 100,836   $(577,939)
  Adjustments to reconcile net income (loss) to
   net cash (used in) operating activities:
    Depreciation .......................................      4,000       4,040
    Stock issued for consulting fees and compensation ..          -     528,100
    Amortization of deferred consulting ................      7,500           -
    Stock issued to terminate lease agreement ..........          -      55,000
    Minority interest in loss of subsidiaries and
      equity in loss of affiliate, net .................     11,228      26,969
      imputed salary ...................................          -       3,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..................    (97,769)    (30,484)
      Increase in deposits .............................          -      (1,500)
      Decrease (Increase) in inventory .................    (65,563)   (141,123)
      Decrease in prepaid expenses .....................     (9,068)    (17,486)
      Increase in accounts payable and accrued expenses      85,068      92,144
      Increase in due to related party .................          -      56,440
      Reserve for commitments contingencies and claims .   (100,000)          -
                                                          ---------   ---------

        Net Cash Used in Operating Activities ..........    (63,768)     (2,839)
                                                          ---------   ---------

Investing Activities:
  Purchase of property and equipment ...................          -     (15,342)
                                                          ---------   ---------

        Net Cash Used in Investing Activities ..........          -     (15,342)
                                                          ---------   ---------

Financing Activities:
  Payment of loans to related parties ..................    (60,400)    (40,579)
  Payments on long-term debt ...........................     (7,270)    (11,381)
  Due to affiliate .....................................     97,666      (1,093)
                                                          ---------   ---------

        Net Cash Used in Financing Activities ..........     29,996     (53,053)
                                                          ---------   ---------

Decrease in Cash and Cash Equivalents ..................    (33,772)    (71,234)

Cash, beginning of period ..............................    129,137     148,788
                                                          ---------   ---------

Cash, end of period ....................................  $  95,365   $  77,554
                                                          =========   =========

Supplemental disclosure of noncash transactions:
  9,000,000 shares of common and 180,000 shares of series B preferred stock exchanged for 250,000 shares of series A preferred stock in a transaction not effecting cash flows.

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Basis of Presentation

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2004 included in the Company's Annual Report on Form 10-KSB.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         In October 2004, the Company formed a wholly owned subsidiary , Storm Depot International Corp, a Florida corporation. Storm Depot International Corp. distributes hurricane protection products through its dealer network throughout the Southeast United States and Caribbean. The Company plans to license the Storm Depot name to approved dealers and market a complete line of hurricane protection products on a wholesale basis..

(C)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company reported cash used in operations of $63,768 during the six months ended April 30, 2005 and has an accumulated deficit of $15,200,033 at April 30, 2005. The Company believes that these matters raise substantial doubt about their ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

(D)      Basis of Consolidation

         The accompanying consolidated financial statements for the three and six months ended April 30, 2005 and 2004 include the accounts of Eline and its wholly-owned subsidiary 24/7 MRI and its 51% majority owned subsidiaries Storm Depot and Industrial Holding. The Company's 24/7 MRI has been classified as discontinued operations as of April 30, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

(E)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(F)      Cash Equivalents

         Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At April 30, 2005 the Company had $95,365 in cash.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(G)      Concentration of Credit Risk

         Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately 24% of the revenues for the six months ended April 30, 2005 for the Industrial Holdings subsidiary and 100% for the Storm Depot International subsidiary. Revenue from one customer for the Industrial Holdings subsidiary represented approximately 23% of the revenue for the six months ended April 30, 2004. The allowance for uncollectible accounts was $140,202 and $144,090 at April 30, 2005 and 2004, respectively.

(H)      Revenue Recognition

         The Industrial Holding division generates revenues from component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. The Industrial Holding division's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States when products are shipped. The Industrial Holding division recognizes revenues when the products are shipped. Storm Depot International generates revenues from the sale of its hurricane protection products and recognizes revenues when the products are shipped.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

(Q)      New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time- Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,"and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following:

                  Finished products ............  $ 1,481,009
                  Work-in-process ..............      101,518
                  Reserve for impaired inventory     (200,000)
                                                  -----------
                                                  $ 1,382,527
                                                  ===========

Reserve for impaired inventory was $200,000 at April 30, 2005 and 2004.

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

         Property and equipment at April 30, 2005 consisted of the following:

                  Shop equipment .................  $ 283,336
                  Furniture and Fixtures .........     22,583
                  Automobiles ....................    207,538
                  Leasehold Improvements .........      9,380
                                                    ---------
                                                      522,837
                  Less: accumulated depreciation .   (468,552)
                                                    ---------
                                                    $  54,285
                                                    =========

         Depreciation and amortization expense for the six and months ended April 30, 2005 and 2004 totaled $4,000 and $4,040, respectively.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - DUE TO RELATED PARTY

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At April 30, 2005, the Company owed Yucatan Holding Company $68,425. The Company will repay this amount as its working capital permits.

         At April 30, 2005 the Company owed Mr. Lester Gann, a related party, an aggregate of $407,880, which included $274,000 of accrued payroll and $140,475 of interest. These amounts are included in due to related parties in current liabilities.

         During the three months ended April 30, 2005, various entities owned by the president of Storm Depot International made advances totaling $56,625 to the Company under an oral agreement. These advances are non interest bearing, unsecured and due on a demand basis.

NOTE 5 - SEGMENT INFORMATION

         During fiscal 2004 we had one reportable segment; beginning in April 2005 we have two reportable segments. Each segment is a strategic business that we manage separately because each business develops and sells products and/or services to a specific market. The two reportable segments are Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities and Other. Other includes Storm Depot, which is a distributor of hurricane protection products, and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Neither Storm Depot International or Eline meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the six months ended April 30, 2005 are as follows:

                                           Industrial      Other       Total
                      2005                  Holding
         Revenues ......................  $ 2,008,182    $ 91,584   $ 2,099,766
         Income (loss) from operations .       11,912      12,478        24,390
         Gain on discontinued operations            -     100,000       100,000
         Other income (expense) ........      (12,326)          -       (12,326)
         Net income (loss) .............        3,086      97,750       100,836
         Depreciation ..................        4,000           -         4,000
         Assets ........................    1,944,121      44,862     1,988,983
         Capital expenditures ..........            -           -             -

NOTE 6 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

         The Company's authorized capital consists of 30,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of Series A and Series B preferred stock, par value $0.001 per share. The preferred stock is issuable in such series and with such designations, rights and preferences as the Company's Board of Directors may determine from time to time. In fiscal

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2002 the Company designated 200,000 shares of its blank check preferred stock as Series B Convertible Preferred Stock. In March 2005, the Company designated 250,000 shares of its blank check preferred stock as Series A Convertible Preferred Stock. The designations, rights and preferences of the Series B and Series A Convertible Preferred Stock provide:

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

         During the three months ended April 30, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $7,500 in deferred consulting during the three months ended April 30, 2005 leaving a deferred amount on the balance sheet totaling $82,500 at April 30, 2005.

         On March 2, 2005, the Company's controlling shareholder exchanged 9,000,000 shares of common and 180,000 shares of Series B preferred stock held by him for 250,000 shares of Series A preferred stock. The new series of convertible preferred stock, Series A, is identical in rights, preferences, privileges and restrictions to the Series B convertible preferred stock. The share exchange resulted in an approximate 79% reduction of the Company's common stock outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         During the three months ended January 31, 2005, the Company received a settlement offer from GE Healthcare Financial Services, Inc. approximating $30,000 and reversed $100,000 of the litigation reserve leaving $100,000 in the reserve to cover settlement costs and attorney's fees.

         In July 2004 the Company received an Order for Default Judgment in the matter of Guardian Technology, Inc., a British Columbia corporation, versus Eline Entertainment Group, Inc. formerly known as Eline Music.com, Inc., Case No. 04-2-10345-2SEA in the Superior Court of the State of Washington in and for the County of King. The plaintiff is alleging that Eline defaulted on a promissory note purportedly issued on August 9, 2000 for services in the principal amount of $100,000. This date of this purported note predates the transaction in September 2002 in which Yucatan Holding Company acquired control of Eline. The state court has granted a summary judgment in the amount of $290,967.21, which represents a principal amount of $177,000, prejudgment interest of $107,822.21, and attorney's fees and costs of $6,145. The Company is unable to ascertain the difference in the principal amount of the purported note and the principal amount as set forth in the judgment. The Company has subsequently obtained from plaintiff's counsel a copy of the purported promissory note, which such note reflects that ElineMusic.com, Inc., a Tennessee corporation, not Eline, is the maker and the note is signed by Larry Paradise, as president of the maker. ElineMusic.com, Inc. was an unaffiliated entity until its merger into Eline in December 2000. Mr. Larry Paradise, the father of Mr. Sonny Paradise, who served as the Company's president from June 2000 until January 2001, has never been an officer or director of Eline. A review of the records of our company prior to the change of control in September 2002 does not reflect that Guardian Technology Inc. ever made any loans to Eline. The Company

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

has advised plaintiff's counsel of the dispute of both the ability of Mr. Larry Paradise to bind the company as well as the validity of the obligation. As a result of the foregoing, as well as the purported involvement of Mr. Larry Paradise in the matter, The Company does not believe that the note is a valid obligation of Eline. The Company has not accrued any interest on the summary judgment, in that the Company believes that it has a valid claim against the defendants as discussed below.

         As of April 30, 2005 the Company reserved approximately $400,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars. In June 2005, a representative for the Company contacted Guardian Technology, Inc.'s legal counsel regarding the litigation, such counsel refused to accept service of process on behalf of his client.

         In June 2005, the Company received a letter from legal counsel representing Dr. Nabil Yazgi, an individual who is asserting that he made a number of substantial loans to Eline or its predecessors beginning in early 1998 and through July 2002, totaling at least $955,200, which he asserts Eline has failed to repay. The Company believes that there is no merit to such assertions and intends to vigorously defend itself in this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As described elsewhere in this report, in April 2004 the Company determined that the diagnostic imaging field was not an area in which the Company would devote any additional time or resources and thus has exited this line of business. Accordingly, the Company's 24/7 MRI has been classified as discontinued operations as of April 30, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

         In October 2004, the Company formed Storm Depot International Corp, a Florida corporation. Storm Depot International Corp. distributes hurricane protection products through its dealer network throughout the Southeast United States and Caribbean. The Company has begun the process of securing a trademark for the Storm Depot name and plans to license the Storm Depot name to approved dealers and market a complete line of hurricane protection products on a wholesale basis as soon as practicable.

RESULTS OF OPERATIONS

         We reported revenues of $1,110,602 and $2,099,766 for the three months and six months ended April 30, 2005, respectively, as compared to revenues of $1,003,926 and $1,937,972 respectively, for the comparable periods in fiscal 2004. The increase in revenue during the fiscal 2005 periods relative to the same periods in fiscal 2004 reflects the positive impact of the company's Storm Depot International subsidiary, which commenced operations during the three months ended April 30, 2005, contributing revenue of approximately $91,584 during that period.

         Total operating expenses for the three months ended April 30, 2005 were $329,023, which amount included $321,523 of general and administrative expense and stock compensation expense of $7,500. In comparison, total operating expenses were $227,280 for the comparable three-month period in fiscal 2004, which amount included general and administrative expense of $169,430, and $57,850 of stock compensation expense. The increase in general and administrative expense during the three months ended April 30, 2005 as compared to the same period in the prior fiscal year, primarily reflects the fact that general and administrative expenses during the fiscal 2004 three-month period were considerably below historical levels experienced by the company. In contrast, general and administrative expenses incurred during the three months ended April 30, 2005 were in line with general and administrative expense levels incurred by the company in each of the other quarterly periods following the IFR acquisition.

         Total operating expenses for the six months ended April 30, 2005 were $646,785, which amount included $639,285 of general and administrative expense and stock compensation expense of $7,500. In comparison, total operating expenses were $1,149,105 for the comparable six-month period in fiscal 2004, which amount included general and administrative expense of $566,005, and $528,100 of stock compensation expense and an expense of $55,000 representing the value of stock issued to terminate a lease agreement.

         Other expense, which represented interest expense, was $5,497 and $12,326 for the three and six months ended April 30, 2005, respectively, as compared to $17,356 and $34,754 for the comparable period in fiscal 2004. Interest expense in the current and prior fiscal year is interest that was primarily paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations. These amounts decreased during the fiscal 2005 periods as compared to the same periods in fiscal 2004 as a result of a change in the method of calculating interest on the Gann notes, which change was implemented during the first quarter of fiscal 2005.

         We reported income from operations before minority interest and discontinued operations of $73,084 and $12,064 for the three and six months ended April 30, 2005, respectively, compared to income (loss) from operations before minority interest and discontinued operations of $28,709 and ($520,816) for the comparable periods in fiscal 2004.

         For the three months ended April 30, 2005 we reported a loss from our subsidiary attributed to the minority interest stockholder of $16,353, and for the six months ended April 30, 2005 we reported income from our subsidiary attributed to the minority interest stockholder of $11,228. For the three and six months three ended April 30, 2004 we reported income from our subsidiary attributed to the minority interest stockholder of $14,866 and $26,969, respectively.

         The loss in subsidiary for the three months ended April 30,2005, which represents 49% of the income/loss attributable to the subsidiary, which is allocated to the minority stockholder, had the effect of increasing our net income from continuing operations in the three months ended April 30, 2005. Conversely, the income in subsidiary for the six months ended April 30, 2005 and for three and six months ended April 30, 2004 had the effect of decreasing our net income from continuing operations during each of those respective periods.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2005 we had working capital of $419,179 as compared to a working capital of $356,577 at October 31, 2004. Net cash used in operating activities for the six months ended April 30, 2005 was $63,768 as compared to net cash used in operating activities of $2,839 for comparable period in fiscal 2004.

         Included in the net cash used in operating activities in the first six months of fiscal 2005 was: a decrease of $100,000 in the reserve for commitments, contingencies and claims; an increase of $65,563 in inventory; an increase of $97,769 in accounts receivable; and an increase of $85,068 in accounts payable and accrued expenses.

         Net cash used in investing activities was $0 for the six months ended April 30, 2005, as compared to net cash used in investing activities of $15,342 during the comparable period in fiscal 2004. Net cash generated by financing activities for the six months ended April 30, 2005 was $29,996, as compared to net cash used in financing activities of $53,053. Net cash generated by financing activities during the six months ended April 30, 2005 includes $97,666 due to an affiliate, offset primarily by a repayment of loans to related parties of $60,400.

         While we reported net income of $100,836 for this six month period, we have an accumulated deficit of $15,200,033 at April 30, 2005. The report from of our independent auditor on our audited financial statements at October 31, 2004 contains a going concern modification. Based upon results to date we believe that Industrial Holding division's revenues and the revenues of our more recently established Storm Depot International subsidiary will increase during the balance of fiscal 2005 in an amount to sustain their respective operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has remained more difficult for small companies to raise working capital, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2005 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in either our Industrial Holding division or Storm Depot International subsidiary, or raise working capital when needed, our results of operation and liquidity may be adversely impacted in future periods.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                       Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certificate of Chief Executive and Financial Officer

         (b) Reports on Form 8-K

         (1) Current report, items 7.01 and 9.01      2005-05-24       000-30451
         (2) Current report, items 7.01 and 9.01      2005-05-31       000-30451
         (3) Current report, items 7.01 and 9.01      2005-06-16       000-30451

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

Dated: June 24, 2005