Form 10QSB
period 2005-07-31
ELINE ENTERTAINMENT GROUP INC
filed 2005-09-16
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED July 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,874,295 shares of common stock as of September 9, 2005.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended July 31, 2005

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at July 31, 2005 (unaudited)..............1

Condensed Consolidated Statements of Operations for the
         three and nine months ended July 31, 2005 and 2004 (unaudited)........2

Condensed Consolidated Statements of Cash Flows for the
         nine months ended July 31 and 2004 (unaudited)........................3

Notes to Condensed Consolidated Financial Statements (unaudited)...............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................14

Item 3.  Controls and Procedures..............................................16

Part II  Other Information....................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2005
                                   (Unaudited)

ASSETS
Current Asset
  Cash and cash equivalents .....................................  $     98,927
  Accounts receivable, net of allowance for doubtful accounts
    of $140,202 .................................................       418,437
  Accounts receivable, related party.............................       247,368
  Inventories, net ..............................................     1,302,941
  Prepaid expenses ..............................................        29,133
                                                                   ------------
      Total current assets ......................................     2,096,806

Property, equipment and leasehold improvements, net .............        52,284

Other assets
  Deposits ......................................................         7,200
                                                                   ------------
                                                                   $  2,156,290
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable ........................................  $    619,568
  Accrued expenses ..............................................        68,601
  Due to related parties ........................................       548,772
  Reserve for commitments, contingencies and claims .............       399,057
  Current maturities of long-term debt ..........................         5,140
                                                                   ------------
      Total Current Liabilities .................................     1,641,138

Note payable - related party ....................................       677,020
Long-term debt, less current portion ............................         1,462
                                                                   ------------
      Total Liabilities .........................................     2,319,620

Minority Interest in Subsidiary .................................       160,934

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    250,000 Shares Series A Convertible Preferred issued and
    outstanding .................................................           250
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    0 Shares Series B Convertible Preferred issued and
    outstanding .................................................             -
  Common stock, $.001 par value; 90,000,000 shares authorized,
    2,874,295 issued and outstanding ............................         2,874
  Additional paid-in capital ....................................    14,833,428
  Deferred consulting fees ......................................       (60,000)
  Accumulated deficit ...........................................   (15,100,816)
                                                                   ------------
      Total Stockholders' Deficiency ............................      (324,264)
                                                                   ------------
                                                                   $  2,156,290
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                              Eline Entertainment Group, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                         For the three and nine months ended July 31, 2005 and 2004
                                                 (Unaudited)
                                                        Three Months Ended           Nine Months Ended
                                                             July 31,                     July 31,
                                                        2005          2004           2005          2004
                                                    -----------   ------------   -----------   ------------
Revenues .........................................  $ 1,508,967   $    917,997   $ 3,608,733   $  2,855,969

Cost of goods sold ...............................    1,077,625        556,948     2,506,216      1,850,560
                                                    -----------   ------------   -----------   ------------

Gross profit .....................................      431,342        361,049     1,102,517      1,005,409

Operating expenses
  General and administrative .....................      349,577        471,738       988,862      1,037,743
  Stock issued to terminate lease agreement ......            -              -             -         55,000
  Reserve for commitments contingencies and claims            -        318,683             -        300,000
  Stock compensation expense .....................       22,500         91,051        30,000        619,151
                                                    -----------   ------------   -----------   ------------

Total operating expenses .........................      372,077        881,472     1,018,862      2,011,894
                                                    -----------   ------------   -----------   ------------

Income (loss) from continuing operations .........       59,265       (520,423)       83,655     (1,006,485)

Other income (expense)
  Other income ...................................           29              -            29              -
  Interest expense ...............................       (7,135)       (17,335)      (19,461)       (52,089)
                                                    -----------   ------------   -----------   ------------

                                                         (7,106)       (17,335)      (19,432)       (52,089)
                                                    -----------   ------------   -----------   ------------

Income (loss) from operations before minority
  interest and discontinued operations ...........       52,159       (537,758)       64,223     (1,058,574)

Loss in subsidiary attributed to minority interest       47,058         76,222        35,830         49,253
                                                    -----------   ------------   -----------   ------------

Income (loss) from operations ....................       99,217       (461,536)      100,053     (1,009,321)

Income (loss) on discontinued operations .........            -        (28,761)      100,000        (58,915)
                                                    -----------   ------------   -----------   ------------

Net Income (loss) ................................  $    99,217   $   (490,297)  $   200,053   $ (1,068,236)
                                                    ===========   ============   ===========   ============

Net income (loss) per share basic
   and fully diluted from continuing operations ..  $      0.03   $      (0.04)  $      0.01   $      (0.09)

Net income (loss) per share basic and fully
    diluted from discontinued operations .........         0.00          (0.00)         0.00          (0.01)
                                                    -----------   ------------   -----------   ------------

                                                    $      0.03   $      (0.04)  $      0.01   $      (0.09)
                                                    ===========   ============   ===========   ============
Basic and fully diluted weighted average
  shares outstanding .............................    2,874,295     11,574,295     6,745,619     11,523,352
                                                    ===========   ============   ===========   ============

                 The accompanying notes are an integral part of these financial statements.

                                                      2

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the nine months ended July 31, 2005 and 2004
                                   (unaudited)

                                                           2005         2004
Operating Activities:
  Net income (loss) ..................................  $ 200,053   $(1,068,236)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Provision for uncollectible accounts .............      1,809             -
    Depreciation .....................................      6,000         4,040
    Stock issued for consulting fees and compensation           -       616,151
    Amortization of deferred consulting ..............     30,000             -
    Stock issued to terminate lease agreement ........          -        55,000
    Minority interest in loss of subsidiaries and
     equity in loss of affiliate, net ................    (35,830)      (49,253)
     imputed salary ..................................          -         3,000
    Changes in operating assets and liabilities:
     Increase in accounts receivable .................   (344,741)       45,402
     Increase in deposits ............................          -        (1,500)
     Decrease (Increase) in inventory ................     14,023      (169,209)
     Decrease in prepaid expenses ....................     (9,318)      (11,443)
     Increase in accounts payable and accrued expenses    209,916       141,584
     Increase in due to related party ................          -       416,847
     Reserve for commitments contingencies and claims    (100,000)            -
                                                        ---------   -----------

        Net Cash (Used in) Provided by Operating
         Activities ..................................    (28,088)      331,440
                                                        ---------   -----------

Investing Activities:
  Purchase of property and equipment .................          -       (20,244)
                                                        ---------   -----------

        Net Cash Used in Investing Activities ........          -       (20,244)
                                                        ---------   -----------

Financing Activities:
  Payment of loans to related parties ................    (98,300)     (385,467)
  Payments on long-term debt .........................     (9,541)      (18,660)
  Due to affiliate ...................................    105,719             -
                                                        ---------   -----------

        Net Cash Used in Financing Activities ........     (2,122)     (404,127)
                                                        ---------   -----------

Decrease in Cash and Cash Equivalents ................    (30,210)      (92,931)

Cash, beginning of period ............................    129,137       148,788
                                                        ---------   -----------

Cash, end of period ..................................  $  98,927   $    55,857
                                                        =========   ===========

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

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Basis of Presentation

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2004 included in the Company's Annual Report on Form 10-KSB.

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

         In October 2004, the Company formed a wholly owned subsidiary , Storm Depot International Corp, a Florida corporation. Storm Depot International Corp. distributes hurricane protection products through its dealer network throughout the Southeast United States and Caribbean. The Company plans to license the Storm Depot name to approved dealers and market a complete line of hurricane protection products on a wholesale basis.

(C)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company reported cash used in operations of $28,088 during the nine months ended July 31, 2005 and has an accumulated deficit of $15,100,816 at July 31, 2005. The Company believes that these matters raise substantial doubt about their ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

(D)      Basis of Consolidation

         The accompanying consolidated financial statements for the three and nine months ended July 31, 2005 and 2004 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Storm Depot and its 51% majority owned subsidiary Industrial Holding. The Company's 24/7 MRI has been classified as discontinued operations as of July 31, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

(E)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(F)      Cash Equivalents

         Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At July 31, 2005 the Company had $98,927 in cash.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(G)      Concentration of Credit Risk

         Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one customer represented approximately $664,690 of the revenues for the nine months ended July 31, 2005 for the Industrial Holdings subsidiary and $469,325 for the Storm Depot International subsidiary. Included in accounts receivable at July 31, 2005 is $123,913 due from one customer for the Industrial Holdings subsidiary and $247,368 due from one customer for the Storm Depot International subsidiary, which customer is a related party as disclosed in Note
5. Revenue from two customers represented approximately 10% and approximately 11% of our revenue for the Industrial Holdings subsidiary for the nine months ended July 31, 2004. The allowance for uncollectible accounts was $140,202 and $144,090 at July 31, 2005 and 2004, respectively. In addition, the Storm Depot International subsidiary purchases all of its proprietary E-Panel product, from which product it derives the majority of its revenues, from one vendor. To date, Storm Depot has not experienced any difficulties with respect to the delivery of product ordered from this vendor. While there can be no assurances, Storm Depot does not anticipate that its future experience will differ materially from its past experience with this vendor.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

(N)      Income Per Share

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

(Q)      New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

NOTE 2 - Statement of Cash Flows Supplemental Disclosure

         During the nine months ended July 31, 2005 and 2004, the Company paid no interest or income taxes.

NOTE 3 - INVENTORIES

         Inventories consisted of the following:

         Finished products ..........................      $ 1,467,595
         Work-in-process ............................           35,346
         Reserve for impaired inventory .............         (200,000)
                                                           -----------

                                                           $ 1,302,941
                                                           ===========

         Reserve for impaired inventory was $200,000 at July 31, 2005 and 2004.

NOTE 4 - PROPERTY AND EQUIPMENT

         The transaction with IFR was recorded in accordance with the provisions of SFAS No. 141. Among the provisions of SFAS No. 141 is the requirement to adjust the carry value of non-current assets for any negative as a result of the transaction. The Company reduced the carry value of the property and equipment by $313,202 as a result of the acquisition of IFR.

               ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         Property and equipment at July 31, 2005 consisted of the following:

         Shop equipment ..............................       $ 283,336
         Furniture and Fixtures ......................          22,583
         Automobiles .................................         207,538
         Leasehold Improvements ......................           9,380
                                                             ---------
                                                               522,837
         Less: accumulated depreciation ..............        (470,553)
                                                             ---------
                                                             $  52,284
                                                             =========

         Depreciation and amortization expense for the nine and months ended July 31, 2005 and 2004 totaled $6,000 and $4,040, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At July 31, 2005, the Company owed Yucatan Holding Company $68,425. The Company will repay this amount as its working capital permits.

         At July 31, 2005 the Company owed Mr. Lester Gann, a related party, an aggregate of $436,534, which included $289,000 of accrued payroll and $147,534 of interest. These amounts are included in due to related parties in current liabilities.

         During the three months ended July 31, 2005, various entities owned by the president of Storm Depot International Corp. made advances totaling $42,619 to the Company under an oral agreement. These advances are non-interest bearing, unsecured and due on a demand basis.

         At July 31, 2005 the Company owed a related party, an aggregate of $1,194. This amount is included in due to related parties in current liabilities.

         Included in sales for Storm Depot International Corp. is $469,325 in sales to Storm Depot Sales and Installation, which is a related party as the owner of that entity also serves as president of Storm Depot International. Also included in accounts receivable is $247,368 due from Storm Depot Sales and Installation. In addition, during the three months ended July 31, 2005, the Company purchased product and other materials from Storm Depot Sales and Installation totaling $129,427.

         During the three months ended July 31, 2005, the Company recorded an expense in the amount of $20,424, representing management fees due to E-Four Investments, which entity is owned by the president of Storm Depot International, who is also the owner of Storm Depot Sales & Installation.

NOTE 6 - SEGMENT INFORMATION

         During fiscal 2004 we had one reportable segment; beginning in April 2005 we have three reportable segments. Each segment is a strategic business that we manage separately because each business develops and sells products and/or services to a specific market. The three reportable segments are Industrial Holding which provides machining, welding, specialty design and fabrications for custom applications to customers from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities, Storm Depot International Corp. which distributes hurricane protection products through its dealer network throughout the

               ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Southeast United States and Caribbean and Other. Other includes Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Eline does not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. We evaluate segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the nine months ended July 31, 2005 are as follows:

                                 Industrial     Storm
              2005                 Holding      Depot       Other      Total
              ----               ----------     -----       -----      -----
Revenues ......................  $2,972,837    $635,895   $     41   $3,608,773
Income (loss) from operations .     (53,662)    151,023    (13,706)      83,655
Gain on discontinued operations           -           -    100,000      100,000
Other income (expense) ........     (19,463)         31          -      (19,432)
Net income (loss) .............     (37,293)    151,053     86,293      200,053
Depreciation ..................       6,000           -          -        6,000
Assets ........................   1,799,407     545,582    (56,602)   2,288,387
Capital expenditures ..........           -           -          -            -

NOTE 7 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

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

         During the nine months ended July 31, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $30,000 in deferred consulting during the nine months ended July 31, 2005 leaving a deferred amount on the balance sheet totaling $60,000 at July 31, 2005.

               ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

               ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         As of July 31, 2005 the Company reserved approximately $400,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars. In June 2005, a representative for the Company contacted Guardian Technology, Inc.'s legal counsel regarding the litigation, such counsel refused to accept service of process on behalf of his client.

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

               ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

(A)      SHARE EXCHANGE AGREEMENT WITH CTD HOLDINGS, INC.

On August 11, 2005, the Company entered into a Share Exchange Agreement to acquire majority control of CTD Holdings, Inc. (OTCBB: CTDH), a Florida-based company that sells cyclodextrins and provides consulting services in the area of commercialization of cyclodextrins applications. Under the terms of the share exchange agreement, Eline Entertainment will acquire a controlling interest in the voting securities of CTD Holdings, Inc. from its President and principal shareholder, Rick Strattan, in exchange for restricted common stock of Eline Entertainment. At the Closing Mr. Strattan will transfer to Eline Entertainment Group one (1) share of the Series A Preferred Stock of CTD Holdings, which represents all of the issued Series A Preferred Stock of CTD Holdings, solely in exchange for two hundred thousand (200,000) shares of the restricted common stock of Eline Entertainment Group. Each share of CTD Holdings Series A Preferred Stock is entitled to one vote more than one-half of all votes entitled to be cast by all holders of the voting capital stock of CTDH on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Closing of the transaction is expected to occur within 90 days of the date of the Share Exchange Agreement. Further, the agreement may be cancelled at the option of either party if the closing does not occur within 90 days of the execution of the Share Exchange Agreement.

(B)      NAME CHANGE TO "GRANDE INTERNATIONAL HOLDINGS, INC."

As described elsewhere herein, on August 10, 2005 our Board of Directors recommended, and holders of a majority of the voting power of our outstanding shares of stock, as of such record date approved, by written consent dated July 12, 2005 in lieu of a special meeting of stockholders, an amendment to our Articles of Incorporation to change our name from "Eline Entertainment Group, Inc." to "Grande International Holdings, Inc." A notice regarding this action and an Information Statement are being circulated to advise our stockholders that this action has already been approved by written consent of our stockholders who collectively hold a majority of the voting power of our common stock. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, this action will not be effective until twenty days after the date that the aforementioned Information Statement is mailed to our stockholders.

(C)      AMMENDMENT TO 2003 STOCK OPTION PLAN

As described elsewhere herein, on August 10, 2005 our Board of Directors recommended, and holders of a majority of the voting power of our outstanding shares of stock, as of such record date approved, by written consent dated July 12, 2005 in lieu of a special meeting of stockholders, an amendment to our 2003 Stock Option and Equity Compensation Plan to increase the number of shares of common stock which may be issued under the plan to 1,500,000 from the 287,430 shares currently authorized for issuance under the Plan. A notice regarding this action and an Information Statement are being circulated to advise our stockholders that this action has already been approved by written consent of our stockholders who collectively hold a majority of the voting power of our common stock. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, this action will not be effective until twenty days after the date that the aforementioned Information Statement is mailed to our stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As described elsewhere in this report, in April 2004 the Company determined that the diagnostic imaging field was not an area in which the Company would devote any additional time or resources and thus has exited this line of business. Accordingly, the Company's 24/7 MRI has been classified as discontinued operations as of July 31, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

         In October 2004, the Company formed Storm Depot International Corp, a Florida corporation that distributes hurricane protection products through its dealer network throughout the Southeast United States. Storm Depot International Corp. commenced operations during the three months ended April 30, 2005.

RESULTS OF OPERATIONS

         We reported revenues of $1,508,967 and $3,608,733 for the three months and nine months ended July 31, 2005, respectively, as compared to revenues of $917,977 and $2,855,969, respectively, for the comparable periods in fiscal 2004. The increase in revenue during the fiscal 2005 periods relative to the same periods in fiscal 2004 reflects the positive impact of the company's Storm Depot International subsidiary, which commenced operations during the three months ended April 30, 2005, contributing revenue of approximately $544,000 during the three months ended July 31, 2005 and approximately $636,000 during the nine months ended July 31, 2005.

         Total operating expenses for the three months ended July 31, 2005 were $372,077, which amount included $349,577 of general and administrative expense and stock compensation expense of $22,500. In comparison, total operating expenses were $881,472 for the comparable three-month period in fiscal 2004, which amount included general and administrative expense of $471,738, a reserve for commitments, contingencies and claims of $318,683, as described elsewhere herein, and $91,051 of stock compensation expense.

         Total operating expenses for the nine months ended July 31, 2005 were $1,018,862, which amount included $988,862 of general and administrative expense and stock compensation expense of $30,000. In comparison, total operating expenses were $2,011,894 for the comparable nine-month period in fiscal 2004, which amount included general and administrative expense of $1,037,743, $619,151 of stock compensation expense, an expense of $55,000 representing the value of stock issued to terminate a lease agreement, and a reserve for commitments, contingencies and claims of $300,000, as described elsewhere herein.

         Other expense, which represented interest expense, was $7,135 and $19,461 for the three and nine months ended July 31, 2005, respectively, as compared to $17,335 and $52,089 for the comparable periods, respectively, in fiscal 2004. Interest expense in the current and prior fiscal year is interest that was primarily paid to Lester Gann, the president of our Industrial Holding division, under the terms of the Gann Obligations. These amounts decreased during the fiscal 2005 periods as compared to the same periods in fiscal 2004 as a result of a change in the method of calculating interest on the Gann notes, which change was implemented during the first quarter of fiscal 2005.

         We reported income from operations before minority interest and discontinued operations of $59,265 and $83,655 for the three and nine months ended July 31, 2005, respectively, compared to a loss from operations before minority interest and discontinued operations of $537,758 and $1,058,574 for the comparable periods in fiscal 2004.

         For the three months ended July 31, 2005 we reported a loss from our subsidiary attributed to the minority interest stockholder of $47,058, and for the nine months ended July 31, 2005 we reported a loss from our subsidiary attributed to the minority interest stockholder of $35,830. For the three and nine months ended July 31, 2004 we reported loss from our subsidiary attributed to the minority interest stockholder of $76,222 and $49,253, respectively.

         The loss in subsidiary for the three months and nine months ended July 31,2005, which represents 49% of the income/loss attributable to the subsidiary, which is allocated to the minority stockholder, had the effect of increasing our net income from continuing operations during those periods. Conversely, the loss in subsidiary for three and nine months ended July 31, 2004 had the effect of decreasing our net loss from continuing operations during each of those respective periods.

         During the nine months ended July 2005 we recorded income from discontinued operations of $100,000, which amount represents the reversal of a litigation reserve, as described elsewhere herein. During the three months and nine months ended July 31, 2004 we incurred a loss on discontinued operations of $28,761 and $58,915, respectively. As a result, for the three months and nine months ended July 31, 2005 we recorded net income of $99,217 and $200,053, respectively, as compared to a net loss of $490,297 and $1,068,236 for the comparable periods in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2005 we had working capital of $455,668 as compared to a working capital of $356,577 at October 31, 2004. Net cash used in operating activities for the nine months ended July 31, 2005 was $28,088 as compared to net cash provided by operating activities of $331,440 for comparable period in fiscal 2004.

         Included in the net cash used in operating activities in the first nine months of fiscal 2005 was: a decrease of $100,000 in the reserve for commitments, contingencies and claims; an increase of $344,741 in accounts receivable; and an increase of $209,916 in accounts payable and accrued expenses.

         During the fiscal 2004 period, the net loss of $1,068,236 was offset largely by non-cash expenses of $616,151, representing the value of stock issued for consulting fees and compensation; $416,847, representing an increase in the amount due a related party; and $55,000, representing the value of stock issued to terminate a lease agreement.

         Net cash used in investing activities was $0 for the nine months ended July 31, 2005, as compared to net cash used in investing activities of $20,244 during the comparable period in fiscal 2004. Net cash used in financing activities for the nine months ended July 31, 2005 was $2,122, as compared to net cash used in financing activities of $404,127 during the comparable period in fiscal 2004. Net cash used in financing activities during the nine months ended July 31, 2005 includes $98,300 for the repayment of loans to related parties, which was offset by $105,719 due to an affiliate. In comparison, during the fiscal 2004 period net cash used in financing activities includes $385,467 for the repayment of loans to related parties.

         While we reported net income of $200,053 during this nine month period, We have an accumulated deficit of $15,100,816 at July 31, 2005. The report from of our independent auditor on our audited financial statements at October 31, 2004 contains a going concern modification. Based upon results to date, we believe that revenues from our Industrial Holding division and Storm Depot International subsidiary will increase during the balance of fiscal 2005 in an amount to sustain their respective operations without additional losses. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has remained more difficult for small companies to raise working capital, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2005 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in either our Industrial Holding division or Storm Depot International subsidiary, or raise working capital when needed, our results of operation and liquidity may be adversely impacted in future periods.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 10, 2005 our Board of Directors recommended, and holders of a majority of the voting power of our outstanding shares of stock, as of such record date approved, by written consent dated July 12, 2005 in lieu of a special meeting of stockholders, the following corporate actions: (1) Amending our Articles of Incorporation to change our name from "Eline Entertainment Group, Inc." to "Grande International Holdings, Inc."; and (2) Approving an amendment to our 2003 Stock Option and Equity Compensation Plan to increase the number of shares of common stock which may be issued under the plan to 1,500,000 from the 287,430 shares currently authorized for issuance under the Plan. A notice regarding these actions and an Information Statement are being circulated to advise our stockholders that these actions have already been approved by written consent of our stockholders who collectively hold a majority of the voting power of our common stock. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions will not be effective until twenty days after the date that the aforementioned Information Statement is mailed to our stockholders.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                       Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certificate of Chief Executive and Financial Officer

         (b) Reports on Form 8-K

         (1) Current report, items 2.02 and 9.01         2005-07-08    000-30451
         (2) Current report, items 7.01 and 9.01         2005-07-15    000-30451
         (3) Current report, items 1.10, 7.01 and 9.01   2005-08-18    000-30451

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

Dated: September 15, 2005