Form 10KSB
period 2005-10-31
ELINE ENTERTAINMENT GROUP INC
filed 2006-05-12
CIK 1043150

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

State issuer's revenues for its most recent fiscal year. $1,014,996 for the 12 months ended October 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Eline's common stock on May 1, 2006 is approximately $353,000.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 31, 2005, 3,274,295 shares of common stock are issued and outstanding.


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

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

         When used in this annual report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"), 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"), and CTD Holdings, Inc, ("CTD" or "CTDH") a publicly traded Florida corporation in which Eline holds a controlling interest in that company's voting securities. The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which is a 51% owned subsidiary of Industrial Holding. The term Storm Depot refers to Storm Depot International Corp., a wholly-owned subsidiary of Industrial Holding, and term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, a wholly-owned subsidiary of 24/7 MRI.

         All per share information contained in this report gives proforma effect to the three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eline is a holding company that currently has two divisions, Industrial Holding and 24/7 MRI. IFR, a 51%-owned subsidiary of Industrial Holding, is engaged in component sales, machining, specialty design and fabrication. Eline has executed an agreement to divest it's 51% holding in IFR, as described elsewhere in this document. Storm Depot International Corp, a subsidiary of Industrial Holding, distributes hurricane protection. 24/7 MRI is a development stage business whose operations were discontinued in fiscal 2004. In August 2005, Eline purchased a controlling interest in the voting securities of CTD Holdings, Inc., a company engaged in the cyclodextrin industry.

INDUSTRIAL HOLDING AND IFR

         On May 27, 2003 Eline executed a Share Exchange Agreement with Lester
E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and Eline's then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, Eline acquired 51% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return the all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction is expected to be completed by the end of the second quarter of 2006.

         Founded in 1979, IFR is engaged in component sales, machining, specialty design and fabrication for conveyer systems used in the movement of raw materials, finished goods and supplies in its customers' manufacturing processes. IFR's customers are engaged in various industries, including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities located in the South Eastern United States. Its customers include Coca-Cola, Pepsico, Kimberly-Clarke Corp., American Limestone, Gerdau-AmeriSteel, Vulcan Materials Co., Harrison Construction, Blue Diamond Coal, Carlex Glass, HBD Industries and Hartco Flooring. In the fiscal years ended October 31, 2005 and October 31, 2004, results of operations from IFR have been classified as discontinued operations.

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

EMPLOYEES

         As of January 31, 2006, IFR has approximately 30 employees, all of which are full time. IFR is not covered by any collective bargaining agreements and considers its employee relationships to be good.

STORM DEPOT INTERNATIONAL CORP.

         In October 2004, the Company formed a wholly owned subsidiary, Storm Depot International Corp, a Florida corporation. Storm Depot International Corp. distributes hurricane protection products through a network of licensed dealers and independent retailers. The company's dealer outlets offer the public and the contracting trade a one-stop shopping solution for a broad range of hurricane protection and preparedness products.

         Storm Depot International is seeking to capitalize on the significant and growing demand for hurricane protection products, particularly in the Atlantic and Gulf coast regions of the U.S. According to Census figures, more than 48 million people live within 50 miles of the Gulf and Atlantic coasts. The aftermath of recent major storms, including Hurricane Frances and Jeanne in 2004 and Hurricane Wilma and Katrina in 2005, shows that many homeowners in these areas remain under-prepared to protect their homes from the devastating effects of a hurricane.

         Storm Depot International presently distributes products through a network of 11 independent dealers, with 9 located on the east coast of Florida, stretching from Boca Raton north to Sebastian, and then 2 on the west coast that cover the area from Sarasota north to Pensacola. The company also distributes its products through various independent retailers located in the southeastern United States.

         Among the products distributed by Storm Depot International is its proprietary E-Panel product, a lightweight translucent hurricane panel. The panel is unique in that it affords protection from hurricane force winds, is lightweight and easy to attach, and yet lets light in, unlike metal or plywood commonly used by the consumer. Storm Depot International also distributes conventional hurricane protection panels/systems, including aluminum panels, steel panels, rolldown shutters and accordion shutters. Additionally, the company distributes a variety of rechargeable tools, hand tools and electric generators, plus an assortment of related accessories.

COMPETITION

         Storm Depot International competes with numerous entities engaged in the hurricane protection industry, including other distributors and various retailers. Included are entities engaged solely in the hurricane protection business, as well entities engaged in a variety of construction, home improvement and home repair activities. While Storm Depot International believes that its proprietary E-Panel provides it with a competitive advantage in the marketplace, there can be no assurances, however, that such competitive advantage is substantive or that if such competitive advantage exists, it will be able to retain same in the future.

GOVERNMENT REGULATION

         The operations of Storm Depot International are not subject to state or government regulations at the present time, other than normal and customary rules and regulations, including environmental regulations, to which most companies are subject. Its dealers, however, are subject to various local and state regulations pertaining to contractor licensing and building codes. There can be no assurances, however, that future regulations at the local, state or federal level, if adopted, will not have a material adverse effect on the operations of Storm Depot International.

EMPLOYEES

         As of January 31, 2006, Storm Depot International had one employee, it's President. Moreover, its operations are managed via a management agreement with an entity owned by the President of Storm Depot International.

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

EMPLOYEES

         As of January 31, 2006, 24/7 MRI has no employees.

CTD HOLDINGS, INC.

         CTD Holdings, Inc. ("CTD") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. CTD sells cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. CTD also provide consulting services in the area of commercialization of CD applications.

CDs

         Cyclodextrins are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agriculture, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. The Company and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

         CDs can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either too unstable or too insoluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring Ph adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging. These side effects can be ameliorated by CDs. CDs also have many potential uses in drug delivery for topical applications to the eyes and skin.

         CTD believes the application of CDs in both OTC and ethical ophthalmic products provides the greatest opportunity for the successful and timely introduction of CD containing preparations for topical drug use.

         CTD's strategy is to sell CDs and to introduce products with little or no regulatory burden in order to minimize product expenses and create profitable revenue. CTD currently sells its products for use in the pharmaceutical, food and industrial chemical industries.

CD PRODUCTS

         CTD's CD products include Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 200 different varieties of CDs and the Aquaplex product line includes more than 60 different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trademarks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved and are in use: Trappsol(R), and Aquaplex (R).

         CTD purchases CD's from commercial manufacturers around the world including: Wacker Chemie - Munich, Germany; Nihon Shokuhin Kako - Tokyo, Japan; Roquette Freres - Le Strem, France; Cerestar Inc. - Hammond IN, USA. At the end of 2002, CTD became the exclusive distributor in North America of the CD products manufactured by Cyclolab R&D Labs in Budapest, Hungary. The Company does not manufacture cyclodextrins.

COMPETITION

         The company is currently a leading consultant in determining manufacturing standards and costs for CDs and CMCDs. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CD complexation procedures. CTD believes its competitive advantage lies in its experience and know how in the use and application of CDs, areas in which it believes it has few equals.

         The company has established a strong business relationship with one of the experts in this field -- Cyclolab in Hungary - and has utilized the services and expertise of this laboratory. The Company believes this relationship provides a significant marketing lead time, and combined with a strong marketing presence, will give the company a two to three year lead time advantage over its competitors.

         In 2002 CTD became the exclusive North American distributor of the CD products manufactured by Cyclolab. CTD intends to form additional business relationships with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen our competitive advantage. The company believes that it will be able to acquire, and is currently negotiating to acquire, all of the outstanding equity interest in Cyclolab for a total purchase price of $1,525,000. The company anticipates that in connection with its acquisition of Cyclolab, it would issue options to Cyclolab's current owners to purchase shares of CTD Holdings for a purchase price of $0.01 per share.

GOVERNMENT REGULATION

         Under the Federal Food, Drug and Cosmetic Act ("Food and Drug Act"), the Food and Drug Administration ("FDA") is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA's authority includes the regulation of the labeling and purity of the Company's food and drug products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

         The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

         Under present FDA regulations, FDA defines drugs as "articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man." The Company's product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is generally regarded as safe (GRAS) by the FDA. The Company is continually updated by counsel as to changes in FDA regulations that might affect the use of and claims for these products. There is no assurance that the FDA will not take the position that the Company's food and nutritional supplement products are subject to requirements relating to drug development and sale. The effect of such determination could be to limit or prohibit distribution of such products.

EMPLOYEES

         CTD currently employs three persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

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

         In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction is expected to be completed by the end of the second quarter of 2006.

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

         On August 11, 2005, the Company purchased a controlling interest in the voting securities of CTD Holdings, Inc. in exchange for 200,000 restricted shares of common stock. CTD Holdings is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology.

PENDING NAME CHANGE

         On August 10, 2005 our Board of Directors recommended, and holders of a majority of the voting power of our outstanding shares of stock, as of such record date approved, by written consent dated July 12, 2005 in lieu of a special meeting of stockholders, an amendment to our Articles of Incorporation to change our name from "Eline Entertainment Group, Inc." to "Grande International Holdings, Inc.". We expect to implement this change of our name during fiscal 2006.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         We reported net income of $46,858 for the fiscal year ended October 31, 2005, and a net loss of $1,147,611 for the fiscal year ended October 31, 2004. At October 31, 2005 we had an accumulated deficit of $15,254,011. While a significant portion of our historical losses and accumulated deficit are non-cash, until the acquisition of IFR in May 2003 and the formation of Storm Depot International in October 2004, we have never generated sufficient revenues to even partially offset our operating costs. As we continue to grow and develop the Industrial Holding division it is likely we will continue to report losses.

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

         In 2000, CTD bought approximately 40 acres in western Alachua County, Florida, (the "Property") for a purchase price of $210,000, which was paid for in part by a new first mortgage of $150,000. The Property had been developed in part as a mushroom growing facility. While the company has discontinued mushroom growing operations on the Property, the company continues to use the Property as its corporate headquarters. Its present 6,000 sq.ft. facility is expected to be adequate to house the Company's operations for the foreseeable future.

         CTD holds title to the Property in fee simple, subject to a purchase money mortgage securing repayment of a promissory note with a principal balance due of $147,196 as of October 31, 2005. The principal amount due on the note accrues interest at a rate of seven and one-quarter (7.25) percent per year and neither the note nor the mortgage have a prepayment penalty. The maturity date of the note is December 5, 2005. The Property is not subject to any lease, option, purchase, or sales contracts, nor are there any immediate plans to renovate, improve, or further develop the Property. The Property is in a region that is experiencing moderate population and development growth which has increased the market value of the Property. Management believes the limits of insurance coverage are adequate for the Property.

         The Property has a 6,000 sq.ft. facility from which the Company operates its corporate offices. The anticipated remaining useful life of the facility is undetermined, but in Management's estimate exceeds 25 years. The Property's federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended October 31, 2005, are 23.8378 mils and $3,127.52, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

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

         As of October 31, 2005 the Company reserved approximately $400,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars. In June 2005, a representative for the Company contacted Guardian Technology, Inc.'s legal counsel regarding the litigation, such counsel refused to accept service of process on behalf of his client.

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

         As of October 31, 2005, the Company reserved a total of $399,057 for legal fees and expenses related to pending litigation.

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

         On August 10, 2005 our Board of Directors recommended, and holders of a majority of the voting power of our outstanding shares of stock, as of such record date approved, by written consent dated July 12, 2005 in lieu of a special meeting of stockholders, an amendment to our Articles of Incorporation to change our name from "Eline Entertainment Group, Inc." to "Grande International Holdings, Inc.". We expect to implement this change of our name during fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Effective March 21, 2006, our common stock has been quoted on Over-The Counter market under the symbol EEGI. Prior to March 21, 2006, our common stock was quoted on the OTCBB under the symbol EEGI. The reported high and low bid prices for the common stock as reported on the OTCBB during fiscal 2005 and fiscal 2004 are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following prices give effect to a three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.


                                                       High          Low
FISCAL 2004

First Quarter ended January 31, 2004 ...............  $ 5.35        $ 1.75
Second Quarter ended April 30, 2004 ................  $ 9.40        $ 1.25
Third Quarter ended July 31, 2004 ..................  $ 1.85        $ 0.25
Fourth Quarter ended October 31, 2004 ..............  $ 0.79        $ 0.36

FISCAL 2005

First Quarter ended January 31, 2005 ...............  $ 0.80        $ 0.26
Second Quarter ended April 30, 2005 ................  $ 1.10        $ 0.27
Third Quarter ended July 31, 2005 ..................  $ 1.73        $ 0.96
Fourth Quarter ended October 31, 2005 ..............  $ 2.05        $ 0.56


         On May 1, 2006 the last sale price of our common stock as reported on the Over The Counter Market was $0.28. As of January 15, 2006 there were approximately 150 record owners of our common stock.

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

         During the year October 31, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $52,500 in deferred consulting during the year ended October 31, 2005 leaving a deferred amount on the balance sheet totaling $37,500 at October 31, 2005.

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

         On August 11, 2005, the Company entered into a Share Exchange Agreement to acquire majority control of the voting securities of CTD Holdings, Inc. (OTCBB: CTDH), a Florida-based company that sells cyclodextrins and provides consulting services in the area of commercialization of cyclodextrins applications. Under the terms of the share exchange agreement, Eline Entertainment acquired a controlling interest in the voting securities of CTD Holdings, Inc. from its President and principal shareholder, in exchange for 200,000 shares of restricted common stock valued at $350,000.

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

EQUITY COMPENSATION PLAN INFORMATION AS OF OCTOBER 31, 2005

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2003 Stock Option and Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of October 31, 2005.

                            Number of        Weighted      Number of
                            securities to    average       securities remaining
                            be issued upon   exercise      available for future
                            exercise of      price of      issuance under equity
                            outstanding      outstanding   compensation plans
                            options,         options,      (excluding securities
                            warrants         warrants      reflected in
                            and rights       and rights    column (a))
                            --------------   -----------   ---------------------
Plan category                    (a)             (b)                (c)

Equity compensation plans
approved by stockholders          0               0              1,500,000

Equity compensation plans
not approved by stockholders     none            none               none

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Years Ended October 31, 2005 and 2004

         We reported revenues of $1,014,996 for fiscal 2005 as compared to revenues of $0 for fiscal 2004. Revenues of $3,823,049 from IFR in fiscal 2005 have been reclassified at October 31, 2005 to loss from discontinued operations and revenues of $3,996,278 from IFR in fiscal 2004 have been reclassified to a loss from discontinued operations. Revenues of approximately $17,454 in fiscal 2004 from our 24/7 MRI division have been reclassified at October 31, 2004 to loss from discontinued operations. Our 24/7 MRI division had no revenues in fiscal 2005.

         Absent the benefit of revenues from the discontinued operations of IFR in fiscal 2005, Eline's revenue growth in that period reflects the commencement of operations and subsequent growth of its Storm Depot subsidiary during the fiscal 2005 period. This growth largely reflects the success of Storm Depot in developing and expanding its dealer network amidst growing demand for hurricane protection products in the wake of hurricanes that affected much of the Florida market in 2004 and 2005.

         We reported a gross profit of $309,765 for fiscal 2005 as compared to a gross profit of $0 for fiscal 2004. Eline's gross profit in the fiscal 2005 periods reflects the commencement of operations and subsequent growth of its Storm Depot subsidiary during the fiscal 2005 period. Operating expenses for fiscal 2005 were $250,697 as compared to $996,517 for fiscal 2004. The decrease is largely attributable to a stock compensation expense of $676,200 in fiscal 2004 for which there was no comparable expense in fiscal 2005, a reserve for commitments, contingencies and claims of $300,000 in fiscal 2004 as compared to a decrease in this reserve of $100,000 in fiscal 2005, offset by an increase in general and administrative of approximately $330,000 in fiscal 2005.

         Other expense, which includes interest expense, was $41,258 for fiscal 2005, as compared to $0 for fiscal 2004.

         We reported a profit from operations before minority interest and discontinued operations in fiscal 2005 of $17,810, compared to a loss before minority interest and discontinued operations fiscal 2004 of $996,517.

         For fiscal 2005 we reported a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $157,898, as compared to a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $30,808 for fiscal 2004. This loss in subsidiary, which represents 49% of the loss attributable to Industrial Holding which is allocated to Mr. Gann as its minority stockholder, had the effect of reducing our increasing our income from operations in fiscal 2005, while reducing our loss from operations in fiscal 2004.

         For fiscal 2005 we reported income from operations of $175,708 compared to a loss from operations of $965,709 for fiscal 2004.

DISCONTINUED OPERATIONS

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations" ("SAB 93") and SFAS No. 144, in connection with the disposal of the 24/7 MRI segment, the Company recorded its proportionate share of net losses in the former subsidiary for the period from November 1, 2003 through October 31, 2004 by crediting loss from operations and debiting loss on disposal of subsidiary totaling $244,776.

         In connection with the disposal of the IFR segment, the Company recorded its proportionate share of net losses in the former subsidiary for the period from November 1, 2004 through October 31, 2005 by crediting loss from operations and debiting loss on disposal of subsidiary totaling $128,850, as compared to a loss on discontinued operations of $181,902 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2005, we had a working capital deficit of $214,305 compared to working capital of $356,577 at October 31, 2004. The change in working capital is primarily attributable to a decrease in inventories of approximately $1.2 million, offset by a decrease in the amounts due to related parties of approximately $443,000.

         Net cash provided by operating activities for fiscal 2005 was $283,735, as compared to net cash used in operating activities for fiscal 2004 of $3,720. The change largely reflects a benefit of $100,000 resulting from a decrease in that amount in the reserve for commitments, contingencies and claims, as well benefit of $253,634 resulting from the discontinued operations of IFR in fiscal 2005 as compared to a similar benefit from discontinued operations of $106,330 in fiscal 2004.

         Net cash used by investing activities was $138,154, for fiscal 2005, as compared to net cash used by investing activities of $25,203 for fiscal 2004. The increase in cash used in investing activities resulted from the acquisition of a majority interest in the voting securities of CTD Holdings in fiscal 2005. Net cash used by financing activities for fiscal 2005 was $110,692, compared to net cash provided by financing activities of $9,272 in fiscal 2004. The change primarily reflects the effect of the discontinuing of the operations of IFR.

         At October 31, 2005, we had a working capital deficit of $214,305 and an accumulated deficit of $15,254,011. The report from of our independent auditor on our audited financial statements at October 31, 2005 contains a going concern modification. To date, the development of new business lines has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. We will, however, need additional capital for further expansion of our Industrial Holding division or to develop new lines of business. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or abroad will improve during 2006 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion or the development of new lines of business, our results of operation and liquidity may adversely impacted in future periods.

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

         Allowances for refunds and product returns. We may grant our customers the right to return products that they do not find satisfactory. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

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

         Value of long-lived assets. We capitalize and amortize the costs incurred in the acquisition of capital equipment. We also carry other long-lived assets on our balance sheet. We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying among.

         The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year-end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

OBLIGATIONS AND COMMITMENTS

         The following table reflects our obligation to make future payments under contractual obligations and other commercial commitments as of October 31, 2005. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.


                  Payments Due By Period as of October 31, 2006

                                                    Less Than
                        Total          1 Year       1-3 Years       4-5 Years
   __________________________________________________________________________

   Facility lease      $234,000       $78,000       $156,000           $0


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On or about January 7, 2006, Webb & Company, our principal independent accountant resigned citing timing and financial considerations. None of the reports of Webb & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal years ended October 31, 2003, and October 31, 2004 did contain a going concern paragraph.

         There were no disagreements between the Company and Webb & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Webb & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Webb & Company with a copy of Item 4.01 of our Report on Form 8-K as filed on January 7, 2006. On February 27, 2006 they subsequently furnished us with a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Amended Report on Form 8-K filed on March 1, 2006.

         On January 31, 2006, the Company engaged Baumann, Raymondo & Company, PA as its new independent registered public accounting firm. The Company has not consulted with Baumann, Raymondo & Company, PA during the fiscal year ended October 31, 2005 and through January 31, 2006, on either the application of accounting principles or type of opinion Baumann, Raymondo & Company, PA might issue on the Company's financial statements. The engagement of Baumann, Raymondo & Company, PA was approved by our Board of Directors.

         On November 24, 2003 we notified Dempsey Vantrease & Follis PLLC, our then principal independent accountant, that we were terminating their services. Our decision to terminate their services was based upon their notification to us subsequent to October 31, 2003 that such firm had decided not to register with the Public Company Accounting Oversight Board. The report of Dempsey Vantrease & Follis PLLC on our financial statements for the fiscal year ended October 31, 2002 contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between our company and Dempsey Vantrease & Follis PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Dempsey Vantrease & Follis PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

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

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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


ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:


              Name                 Age                 Position
              ----                 ---                 --------
         Barry A. Rothman           51          President and secretary
         Jayme Dorrough             37          Director


         BARRY A. ROTHMAN. Mr. Rothman has been our president and secretary since September 25, 2002. Since January 2001, Mr. Rothman has also served as vice president of Onstream Media Corporation (Nasdaq: ONSM), online service provider of live and on-demand, digital media communications and applications. From February 1992 to May 1996 he was vice president of Greenstone Roberts Advertising. Mr. Rothman received a B.A. from Union College.

         JAYME DORROUGH. Mrs. Dorrough has been a member of our board of directors since September 24, 2002. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Mrs. Dorrough has been a member of the board of directors of Techlabs, Inc. (OTCBB: TELA) since December 2000, and has served as its president and secretary since February 2001. Yucatan Holding Company is our principal stockholder.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. There are no committees of our board of directors.

Key Employees

INDUSTRIAL HOLDING

         Lester Gann. Mr. Gann, 59, has been President of Industrial Holding since May 2003. Mr. Gann founded IFR in 1979 and has served as its President and a director continuously since the date of formation. Mr. Gann has approximately 35 years experience in tool and machinery design and power transmission equipment and has received extensive training from various manufacturers and distributors of the foregoing equipment. Mr. Gann is responsible for all day-to-day operations of the Industrial Holding division. Upon completion of the divestiture of IFR, Mr. Gann will relinquish all duties with respect to Eline and Industrial Holding.

CTD HOLDINGS, INC.

         C.E. Rick Strattan, President, CEO and Director since its 1990. Mr. Strattan served as treasurer of the Company from August, 1990, to May, 1995. From November 1987 through July 1992, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for CDs. Mr. Strattan was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in Pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of Cyclodextrins.

         George L. Fails, Operations Manager CTD, Inc. since 2000. Mr. Fails currently serves as Operations Manager for CTD, Inc. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator Officer with the US Marshall's Service. From 1965 until his retirement in 1986, Mr. Fails served with the US Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his BA from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal police Academy in Little Rock, Arkansas.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2005, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2005.

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

                                      Annual                                  Long-Term
                                   Compensation                              Compensation
                       --------------------------------------   --------------------------------------
                                                                Restricted   Securities
                                                 Other Annual     Stock      Underlying       All
Name and Principal     Fiscal   Salary   Bonus   Compensation     Awards      Options        Other
Position                Year      ($)     ($)        ($)            ($)        SAR (#)    Compensation
------------------     ------   ------   -----   ------------   ----------   ----------   ------------
Barry A. Rothman        2005    $  (1)    $0        $0              $0           0             $0
                        2004    $  (1)    $0        $30,150         $0           0             $0
                        2003    $  (1)    $0        $0              $0           0             $0

__________

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

STOCK OPTIONS

         There were no stock options or stock appreciated rights granted to the named executive officers in the fiscal year ended October 31, 2005.

         There were no stock options exercised by the named executive officers during the fiscal year ended October 31, 2005. There were no stock options or stock appreciation rights held or exercised by the named executive officers during the fiscal year ended October 31, 2005.

DIRECTOR COMPENSATION

         We do not pay directors for attending meeting of the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of January 31, 2005, there were 3,274,295 shares of our common stock, 250,000 shares of our Class A Convertible Preferred Stock, and 0 shares of our Class B Convertible Preferred Stock issued and outstanding. These three classes of securities represent all of our voting securities. Each share of common stock is entitled to one vote, and each share of Class A and Class B Convertible Preferred Stock is entitled to 500 votes, on all matters submitted to our stockholders for a vote, and both classes of these securities vote together as one class. The following table contains information regarding record ownership of our voting securities as of January 15, 2005 held by:

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

Title of        Name of                    Amount and Nature of     Percentage        Percent of
Class           Beneficial Owner           Beneficial Ownership      of Class      Voting Control (1)
--------        ----------------           --------------------     ----------     ------------------
Common Stock

                Jayme Dorrough (2) ........        84,131               2.6%               99%
                Barry A. Rothman ..........             0                -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2)...        84,131               2.6%               99%

Class A Convertible Preferred Stock

                Jayme Dorrough (2) ........       250,000               100%               99%
                Barry A. Rothman ..........             0                -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2) ..       250,000               100%               99%
                Yucatan Holding
                  Company(2) ..............       250,000               100%               99%

Class B Convertible Preferred Stock

                Jayme Dorrough (2) ........             0                 0%               99%
                Barry A. Rothman ..........             0                -                  -
                All executive officers
                  and directors as a
                  group (two persons)(2) ..             0                 0%               99%
                Yucatan Holding
                  Company(2) ..............             0                 0%               99%

_________

*   represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Class B Convertible Preferred Stock at January 15, 2005. At January 15, 2005 the holders of our outstanding shares of common stock and Class A Convertible Preferred Stock were entitled to an aggregate of 125,084,131 votes at any meeting of our stockholders, which includes 84,131 votes attributable to the outstanding shares of common stock and 125,000,000 votes attributable to the outstanding shares of Class A Convertible Preferred Stock.

(2) Mrs. Dorrough, our sole director, is the sole officer and director of Yucatan Holding Company. All shares of Series A Convertible Preferred Stock owned by Mrs. Dorrough are owned of record by Yucatan Holding Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At October 31, 2005, the Company owed Yucatan Holding Company $75,861. The Company will repay this amount as its working capital permits.

         At October 31, 2005 the Company owed Mr. Lester Gann, a related party, an aggregate of $1,108,378, which included $304,000 of accrued payroll and $153,558 of interest and $650,820 in long-term notes payable. These amounts are included in liabilities related to assets held for sale.

         During the year ended October 31, 2005, various entities owned by the president of Storm Depot International Corp. made advances totaling $33,619 to the Company under an oral agreement. These advances are non-interest bearing, unsecured and due on a demand basis.

         At October 31, 2005 the Company owed the president of CTD Holdings, Inc. $3,467. The loan is unsecured and accrues interest at 4.17% and is due on demand.

         Included in sales for Storm Depot International Corp. is $543,516 in sales to Storm Depot Sales and Installation, which is a related party. Also included in accounts receivable is $475,274 due from Storm Depot Sales and Installation. Included in accounts payable is $227,906 due to Storm Depot Sales and Installation.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)     Articles of Incorporation (1) 3(ii) Certificate of Designation (2)

3(ii) Articles of Amendment to the Articles of Incorporation (3) 3(iv) Articles of Amendment to the Articles of Incorporation (7)

3(iii)   By-Laws (1)

4(i) Plan and Agreement of Merger (4) 10(i) Stock Purchase and Redemption Agreement (2) 10(ii) 2003 Stock Option and Equity Compensation Plan (9)

10(iii) Share Exchange Agreement dated as of May 27, 2003 by and between the registrant, Industrial Holding Group, Inc., Industrial Fabrication & Repair, Inc. and Lester E. Gann (8)

10(iv)   Security Agreement and Secured Promissory Note (9)

10 (v) Share Exchange Agreement dated August 11, 2005, by and between registrant, CTD Holdings, Inc. and Rick Strattan, as well as subsequent amendment thereto dated September 16, 2005. (11)

14       Code of Ethics (10)

16(iv) Letter from Dempsey Vantrease & Follis PLLC regarding change in certifying accountants (6)

16(v) Letter from Webb & Company PA regarding change in certifying accountants (5)

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

(4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 21, 2000.

(5) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 2, 2006.

(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on November 25, 2003.

(7) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 as filed with the SEC on February 13, 2003.

(8) Incorporated by reference to the registration's registration statement on Form S-8, SEC file number 333-104931, as filed with the SEC on May 2, 2003.

(9) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on May 27, 2003.

(10) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 as filed with the SEC on February 13, 2004.

(11) Incorporated by reference to the registrant's Reports on Form 8-K as filed with the SEC on August 18, 2005 and September 27, 2005.

(b) Reports on Form 8-K

(1)  Current report, items 2.02 and 9.01                2004-10-28     000-26233
(2)  Current report, items 1.01, 3.02, 5.03 and 8.01    2005-02-23     000-26233
(3)  Current report, items 7.01 and 9.01                2005-05-24     000-26233
(4)  Current report, items 7.01 and 9.01                2005-05-31     000-26233
(5)  Current report, items 7.01 and 9.01                2005-06-16     000-26233
(6)  Current report, items 2.02 and 9.01                2005-07-08     000-26233
(7)  Current report, items 7.01 and 9.01                2005-07-15     000-26233
(8)  Current report, items 1.01, 7.01 and 9.01          2008-08-18     000-26233
(9)  Current report, items 1.01 and 9.01                2005-09-27     000-26233
(10) Current report, items 4.01                         2006-01-12     000-26233
(11) Current report (amend), items 4.01                 2006-01-17     000-26233
(12) Current report (amend), items 4.01 and 9.01        2006-01-31     000-26233
(13) Current report (amend), items 4.01                 2006-02-23     000-26233
(14) Current report (amend), items 4.01 and 9.01        2006-03-02     000-26233
(15) Current report, items 1.01 and 9.01                2006-03-10     000-26233

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company audited the Company's financial statements for the fiscal years ended October 31, 2004. Baumann, Raymondo & Company, PA, audited the Company's financial statements for the fiscal year ended October 31, 2005.

         Fees related to services performed by such firms in fiscal 2005 and 2004 were as follows

                                      2005             2004
                                    --------         --------
         Audit Fees (1)             $ 26,000         $ 26,500
         Audit-Related Fees                0                0
         Tax Fees (2)                      0                0
         All Other Fees                    0                0
                                    --------         --------

         Total                      $ 26,000         $ 26,500
         _________

         (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

         (2) Tax fees principally included tax advice, tax planning and tax return preparation.

         The Board of Directors has reviewed and discussed with the Company's management and Baumann, Raymondo & Company, PA the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Board has also discussed with Baumann, Raymondo & Company, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

         The Board has received and reviewed the written disclosures and the letter from Baumann, Raymondo & Company, PA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Baumann, Raymondo & Company, PA its independence from the Company.

         The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

         The Board pre-approved all of Baumann, Raymondo & Company, PA 's fees described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.


Dated:   May 12, 2006                   Eline Entertainment Group, Inc.


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


     SIGNATURE                        TITLE                         DATE


/s/ Barry A. Rothman                President                   May 12, 2006
--------------------
Barry A. Rothman


/s/ Jayme Dorrough                  Director                    May 12, 2006
------------------
Jayme Dorrough

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
Eline Entertainment Group, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Eline Enterainment Group, Inc. and subsidiaries as of October 31, 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Eline Entertainment Group, Inc. and subsidiaries for the year ended October 31, 2004 were audited by other auditors whose report, dated February 7, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Eline Entertainment Group, Inc. and subsidiaries at October 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses from operations, has a working capital deficit, an accumulated deficit and a deficit in stockholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
April 26, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
Eline Entertainment Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended October 31, 2004 and 2003 of Eline Entertainment Group, Inc. and subsidiaries for the year ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Eline Entertainment Group, Inc. and subsidiaries referred to above present fairly in all material respects, the consolidated results of its operations and its cash flows for the year ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company has a loss from operations of $1,147,611 and a stockholders' deficiency of $15,300,869. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1(B). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.
Certified Public Accountants

February 7, 2005

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 2005

ASSETS
Current Asset
  Cash and cash equivalents ..................................     $     32,645
  Certificate of deposit .....................................          131,381
  Accounts receivable, net of allowance for doubtful accounts           554,658
  Inventories, net ...........................................          100,470
  Investment due from related party ..........................           25,000
  Assets held for sale .......................................        1,769,647
                                                                   ------------

      Total current assets ...................................        2,613,801

Property, equipment and leasehold improvements, net ..........          430,606

Other assets
  Intangibles, net ...........................................           11,872
  Sports memorabilia collection ..............................           50,402
                                                                   ------------

                                                                   $  3,106,681
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable .....................................     $    616,215
  Accrued expenses ...........................................           28,873
  Due to related parties .....................................            9,861
  Reserve for commitments, contingencies and claims ..........          399,057
  Current maturities of long-term debt .......................            9,649
  Liabilities related to assets held for sale ................        1,764,451
                                                                   ------------

      Total Current Liabilities ..............................        2,828,106

Note payable - related party .................................                0
Long-term debt, less current portion .........................          148,745
                                                                   ------------

      Total Liabilities ......................................        2,976,851

Minority Interest in Subsidiary ..............................          234,789

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 250,000 Shares Series A Convertible Preferred
    issued and outstanding ...................................              250
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 0 Shares Series B Convertible Preferred issued
    and outstanding ..........................................                -
  Common stock, $.001 par value; 90,000,000 shares authorized,
    3,074,295 issued and outstanding .........................            3,074
  Additional paid-in capital .................................       15,183,228
  Deferred consulting fees ...................................          (37,500)
  Accumulated deficit ........................................      (15,254,011)
                                                                   ------------

      Total Stockholders' Deficiency .........................         (104,959)
                                                                   ------------
                                                                   $  3,106,681
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the years ended October 31, 2005 and 2004

                                                        2005           2004
                                                    ------------   ------------

Revenues .........................................  $  1,014,996   $          -

Cost of goods sold ...............................       705,231              -
                                                    ------------   ------------

Gross profit .....................................       309,765              -

Operating expenses
  General and administrative .....................       350,697         20,317
  Stock compensation expense .....................             -        676,200
  Reserve for commitments contingencies and claims      (100,000)       300,000
                                                    ------------   ------------

Total operating expenses .........................       250,697        996,517
                                                    ------------   ------------

Income (loss) from continuing operations .........        59,068       (996,517)

Other income (expense)
  Other (expense) ................................       (37,380)             -
  Interest expense ...............................        (3,878)             -
                                                    ------------   ------------

                                                         (41,258)             -
                                                    ------------   ------------

Income (loss) from operations before minority
  interest and discontinued operations ...........        17,810       (996,517)

Loss in subsidiary attributed to minority interest       157,898         30,808
                                                    ------------   ------------

Income (loss) from operations ....................       175,708       (965,709)

Income (loss) on discontinued operations .........      (128,850)      (181,902)
                                                    ------------   ------------

Net Income (loss) ................................  $     46,858   $ (1,147,611)
                                                    ============   ============

Net income (loss) per share basic and fully
  diluted from continuing operations .............  $       0.04   $      (0.08)

Net income (loss) per share basic and fully
  diluted from discontinued operations ...........         (0.04)         (0.02)
                                                    ------------   ------------

                                                    $      (0.00)  $      (0.10)
                                                    ============   ============
Basic and fully diluted weighted average shares
  outstanding ....................................     2,874,295     11,529,287
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                            Eline Entertainment Group, Inc. and Subsidiaries
                           Statements of Changes in Stockholders' Deficiency
                             For the Years Ending October 31, 2005 and 2004

                                 Preferred Stock         Preferred Stock             Common Stock
                                -----------------       -----------------       ----------------------
                                     Class A                 Class B
                                 Shares    Amount        Shares    Amount          Shares      Amount
                                --------   ------       --------   ------       -----------   --------
Balance, October 31, 2003 ..           -    $  -         180,000    $ 180        10,683,222   $ 10,684

Shares issued to vendor ....           -       -               -        -            78,573         78

Shares issued to consultants           -       -               -        -             2,500          2

Shares issued to consultants           -       -               -        -             6,000          6

Shares issued to consultants           -       -               -        -            15,000         15

Shares issued to consultants           -       -               -        -           789,000        789

Imputed salary .............           -       -               -        -                 -          -

Amortization of deferred
 compensation ..............           -       -               -        -                 -          -

Net Loss ...................           -       -               -        -                 -          -
                                --------    ----        --------    -----       -----------   --------

Balance, October 31, 2004 ..           -    $  -         180,000    $ 180        11,574,295   $ 11,574

Shares issued to related
 party - deferred comp .....           -       -               -        -           300,000        300

Share exchange .............     250,000     250        (180,000)    (180)       (9,000,000)    (9,000)


Amortization of deferred
 compensation ..............           -       -               -        -                 -          -

Net loss ...................           -       -               -        -                 -          -

Shares issued for acquistion           -       -               -        -           200,000        200
                                --------    ----        --------    -----       -----------   --------

Balance, October 31, 2005 ..     250,000    $250               0    $   0         3,074,295   $  3,074
                                ========    ====        ========    =====       ===========   ========
                                                                                            (continued)
               The accompanying notes are an integral part of these financial statements

                                                  F-5A

                            Eline Entertainment Group, Inc. and Subsidiaries
                           Statements of Changes in Stockholders' Deficiency
                             For the Years Ending October 31, 2005 and 2004
                                              (continued)
                                                Unearned
                                Additional     Consulting
                                  Paid in       Fees and       Deferred     Accumulated
                                  Capital     Compensation   Compensation      Deficit        Total
                                -----------   ------------   ------------   ------------   -----------
Balance, October 31, 2003 ..    $14,081,488        $-          $(80,000)    $(14,153,258)  $  (140,906)

Shares issued to vendor ....         54,922         -                 -                0        55,000

Shares issued to consultants          8,748         -                 -                0         8,750

Shares issued to consultants         40,194         -                 -                0        40,200

Shares issued to consultants         86,985         -                 -                0        87,000

Shares issued to consultants        459,461         -                 -                -       460,250

Imputed salary .............          3,000         -                 -                0         3,000

Amortization of deferred
 compensation ..............              -         -            80,000                0        80,000

Net Loss ...................              -         -                 -       (1,147,611)   (1,147,611)
                                -----------        --          --------     ------------   -----------

Balance, October 31, 2004 ..    $14,734,798        $0          $      0     $(15,300,869)  $  (554,317)

Shares issued to related
 party - deferred comp .....         89,700         -           (90,000)               -             0

Share exchange .............          8,930         -                 -                -             0


Amortization of deferred
 compensation ..............              -         -            52,500                -        52,500

Net loss ...................              -         -                 -           46,858        46,858

Shares issued for acquistion        349,800         -                 -                -       350,000
                                -----------        --          --------     ------------   -----------

Balance, October 31, 2005 ..    $15,183,228        $0          $(37,500)    $(15,254,011)  $  (104,959)
                                ===========        ==          ========     ============   ===========

               The accompanying notes are an integral part of these financial statements

                                                  F-5B

                     Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                       For the years ended October 31, 2005 and 2004

                                                                   2005           2004
                                                                -----------   -----------
Operating Activities:
  Net income (loss) ..........................................  $    46,858   $(1,147,611)
  Net income (loss) from discontinued operations .............     (128,850)     (181,902)
  Income (loss) from continuing operations ...................      127,379      (965,709)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Stock issued for consulting fees and compensation ........       52,500       676,200
    Stock issued to terminate lease agreement ................            -        55,000
    Minority interest in loss of subsidiaries ................       37,943       (30,808)
    Imputed salary ...........................................            -         3,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable ........................     (518,415)       17,701
      Increase in deposits ...................................            -        (1,500)
      Decrease (Increase) in inventory .......................      (45,885)      (29,741)
      Decrease in prepaid expenses ...........................            -        27,031
      Increase in accounts payable and accrued expenses ......      530,666        20,678
      Increase in due to related party .......................       27,905             -
      Reserve for commitments contingencies and claims .......     (100,000)      300,000
      Discontinued operations, net ...........................      253,634       106,330
                                                                -----------   -----------

        Net Cash (Used in) Provided by Operating Activities ..      283,735        (3,720)
                                                                -----------   -----------

Investing Activities:
  Discontinued operations, net ...............................            0       (25,203)
  Acquisition of business, net of cash acquired ..............     (138,154)            0
                                                                -----------   -----------

        Net Cash Used in Investing Activities ................     (138,154)      (25,203)
                                                                -----------   -----------

Financing Activities:
  Discontinued operations, net ...............................     (110,692)        9,272
                                                                -----------   -----------

        Net Cash Used in Financing Activities ................     (110,692)        9,272
                                                                -----------   -----------

Decrease in Cash and Cash Equivalents ........................       34,889       (19,651)

Cash, beginning of period ....................................      129,137       148,788
                                                                -----------   -----------

Cash, end of period ..........................................  $   164,026   $   129,137
                                                                ===========   ===========

         The accompanying notes are an integral part of these financial statements

                                            F-6

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

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

         In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction is expected to be completed by the end of the second quarter of 2006.

         In June 2003 the Company formed 24/7 MRI, Inc. ("24/7 MRI"), a Florida corporation which was formerly known as Imaging Holding Group, Inc. In June 2003 the Company also formed Okeechobee Imaging, Inc. ("Okeechobee Imaging"), a Florida corporation originally known as Florida Health Care Imaging, Inc. 24/7 MRI is a wholly-owned subsidiary of Eline and Okeechobee Imaging is a wholly-owned subsidiary of 24/7 MRI. Eline formed 24/7 MRI to explore opportunities in the diagnostic imaging field. In April 2004 the Company determined that the diagnostic imaging field was not an area in which the Company would devote any additional time or resources and thus has exited this line of business. The Company continues to explore additional avenues of expanding its business and operations.

         On August 11, 2005, the Company purchased a controlling voting interest in CTD Holdings, Inc. in exchange for 200,000 restricted shares of common stock. CTD Holdings is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

The purchase price was allocated as follows:

Value of shares issued:          $  350,000
Book Value of CTD:                  343,003
                                 ----------
Excess of Purchase Price:        $    6,997
                                 ==========

The excess of purchase price was allocated to the fixed assets.

(B)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,254,011 and working capital defict of $214,305 at October 31, 2005. The Company believes that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with additional capital and borrowings from its principal shareholder, it will be able to continue as a going concern.

(C)      Basis of Consolidation

         The accompanying consolidated financial statements for the year ended October 31, 2005 include the accounts of Eline and its wholly-owned subsidiaries 24/7 MRI and Storm Depot and its 51% majority owned subsidiaries Industrial Holding and CTD Holdings. The Statement of operations for the year ended October 31, 2005, include CTD from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

(D)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(E)      Cash Equivalents

         For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(F)      Accounts Receivable

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

(G)      Property & Equipment

         Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from three to forty years. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

         Eline at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At October 31, 2005, the Company had $31,381 in cash in excess of FDIC insurance limits. The Company performs ongoing credit evaluations of our customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from one Industrial Fabrication & Repair customer represented approximately 12% and 14% of the revenues for the years ended October 31, 2005 and 2004. Revenue from three major CTD Holding's customers represented approximately 58% of the revenue for the year ended October 31, 2005. Revenue from four major CTD Holding's customers represented approximately 62% of the revenue for the year ended October 31, 2005.The allowance for uncollectible accounts was $140,202 at October 31, 2005 and 2004, respectively.

(H)      Revenue Recognition

         Storm Depot International generates revenues from the sale of its hurricane protection products and recognizes revenues when the products are shipped. CTD Holdings' revenues from product sales are recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Outbound shipping charges to customers are included in product sales. Product sales and shipping revenues, net of discounts, returns and allowances are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to our standard terms and conditions that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as "F.O.B. Shipping Point." Return allowances are infrequent and are recorded when we become aware of the return. Periodically, we provide incentive offers to our customers to encourage purchases. Such offers are primarily percentage discounts off current purchases for certain products we are promoting or for larger volume orders. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction. Current discount offers are presented as a net amount included in product sales.

(I)      Inventories

         Inventories for Storm Depot International are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete inventory is made based on management's analysis of inventory levels. Inventories for CTD Holdings, Inc. consists of cyclodextrin products and chemical complexes purchased for resale and is also is recorded at the lower of cost (first-in, first-out) or market.

(J)      Intangibles

         Intangible assets consist of loan costs and other intangibles recorded at cost. Intangibles are amortized using the straight-line method over their respective estimated useful lives.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

(K)      Sports Memorabilia Collection

         The sports memorabilia collection (Collection) was acquired from the President and majority shareholder of CTD Holdings, Inc. in 2004 in exchange for common stock of CTD Holdings, Inc. The collection consists principally of baseball cards, but also includes a variety of other collectible sport memorabilia. The collection was recorded at the cost basis of the President and majority shareholder, which was less than the estimated fair value. The Company records gains as the Collection is sold and cash is received, net of expenses. The cost of the collection is expensed at 26.5% of gross proceeds from the sale of the Collection. The 26.5% cost allocation is based on the recorded cost of the Collection divided by the estimated fair value of the Collection. The Company periodically reviews the fair value of the Collection for impairment. At October 31, 2005, management determined the Collection was impaired based on its difficulty in finding a buyer and recorded an impairment charge of $42,000. Management believes the Company will be able to realize at least $50,000 from the sale of the collection after selling expenses.

(L)      Advertising

         Advertising costs are charged to operations when incurred. During the year ended October 31, 2005, $3,850 was spent on advertising.

(M)      Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(N)      Income Taxes

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

         At October 31, 2005, the Company had a consolidated net operating loss carry forward of approximately $10,000,000 that will expire in fiscal 2024 and 2025.

(O)      Loss Per Share

         Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 2), the monthly stock award is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

(P)      Stock-Based Compensation

         In accordance with SFAS No. 123, the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(Q)      Reclassifications

         Certain amounts from prior periods have been reclassified to conform to the current presentation, including reclassifying the assets, liabilities and operations of discontinued operations in 2004.

(P)      New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year-end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

         Inventories consisted of the following:

         Cyclodextrin products for resale ............       $  54,585
         Hurricane panels and supplies ...............          45,885
                                                             ---------
                                                             $ 100,470
                                                             =========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of October 31, 2005 consists of:

         Land ........................................       $  80,000
         Buildings and improvements ..................         351,483
         Machinery & equipment .......................          86,304
         Office furniture & equipment ................          54,980
                                                             ---------
                                                               572,767
         Less: accumulated depreciation ..............        (142,689)
                                                             ---------
                                                               430,078
         Construction in progress ....................             528
                                                             ---------
                                                             $ 430,606
                                                             =========

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

         Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

         (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2005, the certificate of deposit bank balance was $131,381. The Company has no policy of requiring collateral or other security to support its deposits.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

         (b) ACCOUNTS RECEIVABLE - CTD Holdings, Inc.'s accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. Two customers accounted for 45% of the accounts receivable balance at October 31, 2005. The Company has no policy requiring collateral or other security to support its accounts receivable. Storm Depot International's accounts receivable consist of amounts due from sales of hurricane protection products primarily in the Southern United States. A related party accounted for 87% of the accounts receivable balance at October 31, 2005 for Storm Depot International.

         (c) INVESTMENT WITH RELATED PARTY- The Company has an agreement for investment services with a nonprofit organization. The Company's president is also the president of the nonprofit organization. The funds are invested by the nonprofit in a money market account. The Company earns a proportional share of the interest earned in the account. The Company has no policy of requiring collateral on other security to support this amount.

NOTE 5 - RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At October 31, 2005, the Company owed Yucatan Holding Company $75,861. The Company will repay this amount as its working capital permits.

         At October 31, 2005 the Company owed Mr. Lester Gann, a related party, an aggregate of $1,108,378, which included $304,000 of accrued payroll and $153,558 of interest and $650,820 in long-term notes payable. These amounts are included in liabilities related to assets held for sale.

         During the year ended October 31, 2005, various entities owned by the president of Storm Depot International Corp. made advances totaling $33,619 to the Company under an oral agreement. These advances are non-interest bearing, unsecured and due on a demand basis.

         At October 31, 2005 the Company owed the president of CTD Holdings, Inc. $3,467. The loan is unsecured and accrues interest at 4.17% and is due on demand.

         Included in sales for Storm Depot International Corp. is $543,516 in sales to Storm Depot Sales and Installation, which is a related party. Also included in accounts receivable is $475,274 due from Storm Depot Sales and Installation. Included in accounts payable is $227,906 due to Storm Depot Sales and Installation.

NOTE 6 - LONG-TERM DEBT

         Long term obligations consisted of the following:

         Mortgage note payable to bank, payments of
         $1,166 due monthly including principal and
         interest at 7.25%, collaterized by land and
         buildings ........................................   $ 147,196

         Note payable to finance company, payments of
         $288 due monthly including principal and
         interest at 6%, collaterized by vehicle ..........       7,731
                                                              ---------
                                                                154,927
         Less current maturities ..........................       6,182
                                                              ---------
                                                              $ 148,745
                                                              =========

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

NOTE 7 - SEGMENT INFORMATION

         The Company has three reportable segments, CTD Holdings, Storm Depot International. and Eline, which is the corporate parent and provides management and administration for the subsidiary operations. Eline does not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. Also included in the "other" category are the discontinued operations of our Industrial Holdings division. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the year ended October 31, 2005 follows:

                                    CTD        Storm
              2005                Holding      Depot      Other         Total
              ----               ---------   --------   ----------   ----------
Revenues ......................  $ 81,237    $933,759   $        -   $1,014,996
Income (loss) from operations .   (53,475)     71,646       40,897       59,068
Loss on discontinued operations         -           -     (128,850)    (128,850)
Other income (expense) ........   (41,287)         29            -      (41,258)
Net income (loss) .............         -      71,675      (24,817)      46,858
Depreciation ..................     6,000           -            -        6,000
Assets ........................   764,277     579,871    1,771,634    3,115,782
Capital expenditures ..........         -           -            -            -

During fiscal 2004, the Company had one reportable segment, Industrial Holding.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

         During the year October 31, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $52,500 in deferred consulting during the year ended October 31, 2005 leaving a deferred amount on the balance sheet totaling $37,500 at October 31, 2005.

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

         On August 11, 2005, the Company entered into a Share Exchange Agreement to acquire voting control of CTD Holdings, Inc. (OTCBB: CTDH), a Florida-based company that sells cyclodextrins and provides consulting services in the area of commercialization of cyclodextrins applications. Under the terms of the share exchange agreement, Eline Entertainment acquired a controlling voting interest in the voting securities of CTD Holdings, Inc. from its President and principal shareholder, in exchange for 200,000 shares of restricted common stock valued at $350,000.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

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

         As of October 31, 2005 the Company reserved approximately $400,000 for legal fees and expenses related to the above aforementioned litigation and in addition on October 29, 2004 filed a complaint in The United States District Court For The Eastern District of Tennessee at Knoxville naming Larry Paradise, Guardian Technology, Inc and Elio Guglielmi as defendants in a civil action claiming fraud, conspiracy, and making false statements thereby damaging the Company's financial interests. The Company seeks judgment against the defendants in an amount not to exceed One Million Dollars. In June 2005, a representative for the Company contacted Guardian Technology, Inc.'s legal counsel regarding the litigation, such counsel refused to accept service of process on behalf of his client.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

         In August 2005, the CTD Holdings, Inc. issued 1,000,000 shares of common stock registered under Form S-8 to financial consultants and charged expense in 2005 for $60,000, which equaled the fair value of the stock on the date of the award. The Company also issued 500,000 shares of common stock registered under Form S-8 to its President and majority shareholder and charged expense in 2005 for $30,000, which equaled the fair value of the stock on the date of the award.

         CTD Holdings, Inc. has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2005, the CTD Holdings, Inc. awarded 1,443,151 shares and recognized an expense of $92,000 for stock awarded under these agreements.

         The CTD Holdings, Inc. entered into an agreement with two financial consultants in May 2004. Upon amending the Articles of Incorporation for Series A Preferred Stock as described in Note 11, the Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,156 the fair value of the stock on the measurement date.

         Rent expense under all operating leases was $4,000 for 2005 and 2004, respectively.

(C) AMENDMENT TO 2003 STOCK OPTION PLAN

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

NOTE 11 - DISCONTINUED OPERATIONS

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations"("SAB 93") and SFAS No. 144, in connection with the disposal of the 24/7 MRI segment, the Company recorded its proportionate share of net losses in the former subsidiary for the period from November 1, 2003 through October 31, 2004 by crediting loss from operations and debiting loss on disposal of subsidiary.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of October 31, 2005

         In October 2005, the Company reached a verbal agreement with Lester E. Gann, wherein Mr. Gann would take back the 49% interest in Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") in exchange for the Eline stock held by Mr. Gann. Included in current assets and liabilities are the following related to the discontinued operations:

         ASSETS HELD FOR SALE:
           Cash ..........................................   $   71,963
           Accounts receivable, net ......................      334,940
           Inventory .....................................    1,300,482
           Other current Assets ..........................       24,223
           Property & equipment, net .....................       38,039
                                                             ----------
                                                             $1,769,647
                                                             ==========

         LIABILITIES RELATED TO ASSETS HELD FOR SALE:
           Trade payables ................................   $  409,341
           Related party payables ........................      523,558
           Accured expenses ..............................       42,130
           Related party notes payable ...................      650,820
           Long-tern debt ................................        4,974
           Minority interest .............................      133,628
                                                             ----------
                                                             $1,764,451
                                                             ==========

         The loss on disposal was calculated as follows:

                                                      2005          2004
                                                  -----------   -----------
         Sales .................................  $ 3,823,049   $ 4,024,906
         Cost of sales .........................    2,638,509     2,605,209
                                                  -----------   -----------
         Gross profit ..........................    1,184,540     1,419,697
         Other costs and expenses ..............    1,313,390     1,356,823
                                                  -----------   -----------
         (Loss) Income from discontinued
           operations ..........................  $  (128,850)  $    62,874
                                                  ===========   ===========

         In 2004, the Company disposed of the 24/7 MRI segment. The disposal was calculated as follows:

         Sales .................................  $         -   $    17,454
         Cost of sales .........................            -         2,864
                                                  -----------   -----------
         Gross profit ..........................            -        14,590
         Other costs and expenses ..............            -       259,366
                                                  -----------   -----------
         Loss from discontinued operations .....            -      (244,776)
                                                  -----------   -----------
         Total loss from discontinued operations  $  (128,850)  $  (181,902)
                                                  ===========   ===========