Form 10QSB
period 2006-01-31
ELINE ENTERTAINMENT GROUP INC
filed 2006-06-06
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED January 31, 2006


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 3,274,295 shares of common stock as of June 2, 2006.

                         ELINE ENTERTAINMENT GROUP, INC.
                Form 10-QSB for the period ended January 31, 2006

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

                                      INDEX

Part I.  Financial Information


Item 1.  Financial Statements


Condensed Consolidated Balance Sheet at January 31, 2006 (unaudited)...........1


Condensed Consolidated Statements of Operations for the
         three months ended January 31, 2006 and 2005 (unaudited)..............2


Condensed Consolidated Statements of Cash Flows for the
         three months ended January 31, 2006 and 2005 (unaudited)..............3


Notes to Condensed Consolidated Financial Statements (unaudited)...............4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13


Item 3.  Controls and Procedures..............................................15


Part II  Other Information....................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 2006

ASSETS
Current Asset
  Cash and cash equivalents ..................................     $     47,694
  Certificate of deposit .....................................           10,353
  Accounts receivable, net of allowance for doubtful accounts           759,088
  Inventories, net ...........................................          126,517
  Investment due from related party ..........................          147,172
  Loan to officer ............................................            6,912
                                                                   ------------

      Total current assets ...................................        1,097,736

Property, equipment and leasehold improvements, net ..........          426,652

Other assets
  Intangibles, net ...........................................           11,572
  Sports memorabilia collection ..............................           50,402
                                                                   ------------

                                                                   $  1,586,362
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable .....................................     $    822,013
  Accrued expenses ...........................................           29,713
  Due to related parties .....................................           24,758
  Reserve for commitments, contingencies and claims ..........          399,057
  Current maturities of long-term debt .......................            6,182
                                                                   ------------

      Total Current Liabilities ..............................        1,281,723

Note payable - related party .................................                0
Long-term debt, less current portion .........................          146,933
                                                                   ------------

      Total Liabilities ......................................        1,428,656

Minority Interest in Subsidiary ..............................          214,744

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 250,000 Shares Series A
    Convertible Preferred issued and outstanding .............              250
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 0 Shares Series B
    Convertible Preferred issued and outstanding .............                -
  Common stock, $.001 par value; 90,000,000 shares
    authorized, 2,874,295 issued and outstanding .............            3,074
  Additional paid-in capital .................................       15,183,228
  Deferred consulting fees ...................................                0
  Accumulated deficit ........................................      (15,243,590)
                                                                   ------------

      Total Stockholders' Deficiency .........................          (57,038)

                                                                   ------------
                                                                   $  1,586,362
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the three months ended January 31, 2006 and 2005

                                                         Three Months Ended
                                                             January 31,
                                                         2006           2005
                                                     -----------    -----------

Revenues .........................................   $   453,218    $         -

Cost of goods sold ...............................       267,337              -
                                                     -----------    -----------

Gross profit .....................................       185,881              -

Operating expenses
  General and administrative .....................       179,929          4,732
  Acquisition costs ..............................        49,662              -
                                                     -----------    -----------

Total operating expenses .........................       229,591          4,732
                                                     -----------    -----------

Income (loss) from continuing operations .........       (43,710)        (4,732)

Other income (expense)
  Other income ...................................         3,582              -
  Interest expense ...............................        (1,892)             -
                                                     -----------    -----------

                                                           1,690              -
                                                     -----------    -----------

Income (loss) from operations before minority
  interest and discontinued operations ...........       (42,020)        (4,732)

Loss in subsidiary attributed to minority interest        34,922        (27,581)
                                                     -----------    -----------

Income (loss) from operations ....................        (7,098)       (32,313)

Income (loss) on discontinued operations .........       (30,362)        43,712
Gain on disposition ..............................        47,881              -
                                                     -----------    -----------

Net Income (loss) ................................   $    10,421    $    11,399
                                                     ===========    ===========

Net income (loss) per share basic
  and fully diluted from continuing operations ...   $     (0.00)   $     (0.01)

Net income (loss) per share basic and fully
  diluted from discontinued operations ...........         (0.01)          0.02
                                                     -----------    -----------

                                                     $     (0.01)   $      0.00
                                                     ===========    ===========
Basic and fully diluted weighted average
  shares outstanding .............................     2,874,295      2,305,857
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the three months ended January 31, 2006 and 2005

                                                             2006        2005
                                                          ---------   ---------
Operating Activities:
  Net income (loss) ....................................  $  10,421   $  11,399
  Net income (loss) from discontinued operations .......     17,519      43,712
  Income (loss) from continuing operations .............     (7,098)    (32,313)
    Minority interest in loss of subsidiaries and
      equity in loss of affiliate, net .................    (20,045)     27,580
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
    Depreciation and amortization ......................      6,580           -
    Stock issued for consulting fees and compensation ..     37,500           -
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..................   (204,430)    (17,949)
      Decrease (Increase) in inventory .................    (26,047)     73,074
      Decrease in prepaid expenses .....................          -       1,943
      Increase in accounts payable and accrued expenses     206,638      (7,553)
      Reserve for commitments contingencies and claims .          -    (100,000)
      Discontinued operations, net .....................      5,196      (3,186)
                                                          ---------   ---------

        Net Cash (Used in) Provided by Operating
         Activities ....................................     15,813     (14,692)
                                                          ---------   ---------

Investing Activities:
  Purchase of equipment and building improvements ......     (2,326)          -
  Investment with related party ........................   (122,172)          -
  Redemption of certificate of deposit .................    121,028           -
                                                          ---------   ---------

       Net Cash Used in Investing Activities ...........     (3,470)          -
                                                          ---------   ---------

Financing Activities:
  Due to affiliate .....................................     14,897      12,281
  Payment on notes payable .............................     (1,812)          -
  Payment on stockholder loan ..........................     (3,467)          -
  Loan to shareholder ..................................     (6,912)          -
  Discontinued operations, net .........................          -     (29,425)
                                                          ---------   ---------

       Net Cash Provided by (Used in) Financing
        Activities .....................................      2,706     (17,144)
                                                          ---------   ---------

Increase (Decrease) in Cash and Cash Equivalents .......     15,049     (31,836)

Cash, beginning of period ..............................     32,645     129,137
                                                          ---------   ---------

Cash, end of period ....................................  $  47,694   $  97,301
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Nature of Operations

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2005 included in the Company's Annual Report on Form 10-KSB.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

         In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return the all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction closed in early February 2006 and has been recorded as of January 31, 2006 resulting in a gain on disposal as reflected in the statement of operations.

         On August 11, 2005, the Company purchased a controlling interest in CTD Holdings, Inc. in exchange for 200,000 restricted shares of common stock. CTD Holdings is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology.

(B)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,183,228 and working capital deficit of $183,987 at January 31, 2006. The Company believes that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales from the Storm Depot subsidiary, raising additional capital and borrowings from its principal shareholder, it will be able to continue as a going concern.

(C)      Basis of Consolidation

         The accompanying consolidated financial statements for the three months year ended January 31, 2006 include the accounts of Eline and its wholly-owned subsidiary Storm Depot and its 51% majority owned subsidiary CTD Holdings. The Statement of operations for the three months ended January 31, 2006, include CTD from January 1, 2006 to March 31, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

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

(L)      Advertising

         Advertising costs are charged to operations when incurred.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

         (a) ACCOUNTS RECEIVABLE - Sales to three major customers of the CTD Division, which included one new customer, were 66% of total sales for the three months ended January 31, 2006. Sales to four major customers were 80% of total sales for the three months ended January 31, 2005. CTD Holdings, Inc.'s accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. Storm Depot International's accounts receivable consist of amounts due from sales of hurricane protection products primarily in the Southern United States. A related party accounted for 85% of the accounts receivable balance at January 31, 2006 for Storm Depot International.

         (b) INVESTMENT WITH RELATED PARTY - The Company has an agreement for investment services with a nonprofit organization. The Company's president is also the president of the nonprofit organization. The funds are invested by the nonprofit in a money market account. The Company earns a proportional share of the interest earned in the account. The Company has no policy of requiring collateral on other security to support this amount.

NOTE 3 - RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At January 31, 2006, the Company owed Yucatan Holding Company $75,861. The Company will repay this amount as its working capital permits.

         During the three months ended January 31, 2006, various entities owned by the president of Storm Depot International Corp. made advances totaling $14,897 to the Company under an oral agreement. These advances are non-interest bearing, unsecured and due on a demand basis.

         Included in sales for Storm Depot International Corp. is $136,842 in sales to Storm Depot Sales and Installation, which is a related party. Also included in accounts receivable is $418,180 due from Storm Depot Sales and Installation.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

NOTE 4 - EQUITY ISSUANCES REPRESENTING NON-CASH EXPENSES

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

         During the year October 31, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $37,500 in deferred consulting during the three months ended January 31, 2006.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

         On March 11, 2004 the Company announced that it had signed an agreement in principal to form MRI Management & Leasing, a joint venture that was focused on leasing mobile MRI systems. Under the terms of the arrangement the Company held a majority ownership of MRI Management & Leasing, which was to be managed by A.M Services, LLC and Dirk Sichel, the then president of 24/7 MRI, who together would also be its minority owners. The Company then proceeded with the preparation of an operating agreement and circulated same to all parties, including counsel for A.M. Services, LLC. In connection with this anticipated joint venture, under separate agreement Okeechobee Imaging, Inc., the subsidiary of 24/7 MRI which held the lease for the mobile MRI system which was to be used in the joint venture, was to enter into a lease for that equipment with the joint venture. On April 13, 2004 the Company notified both Mr. Sichel and Mr. Anwar Mithavayani, the principal of A.M. Services, that as a result of the lapse of time and the changes requested by counsel to A.M. Services to the operating agreement that the Company had made a determination not to pursue the joint venture. Contemporaneously the Company notified GE Healthcare Financial that they were seeking their assistance in repositioning the MRI unit and terminating the lease.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             As of January 31, 2006

NOTE 6 - DISCONTINUED OPERATIONS

         In October 2005, the Company reached a verbal agreement with Lester E. Gann, wherein Mr. Gann would take back the 49% interest in Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") in exchange for the Eline stock held by Mr. Gann. The transaction closed on February 8, 2006 and was recorded effective January 31, 2006. The gain on disposal was calculated as follows:

         ASSETS RETURNED:
           Cash .........................................    $   59,854
           Accounts receivable, net .....................       386,463
           Inventory ....................................     1,132,800
           Other current Assets .........................        19,314
           Property & equipment, net ....................        38,039
           Deposits .....................................         7,200
                                                             ----------

                                                              1,643,670

         LIABILITIES RELATED TO ASSETS RETURNED:
           Trade payables ...............................       271,255
           Related party payables .......................       567,034
           Accured expenses .............................        44,092
           Related party notes payable ..................       664,820
           Long-tern debt ...............................         4,606
           Minority interest ............................       139,744
                                                             ----------

                                                             $1,691,551
                                                             ----------

         Gain on disposal ...............................    $   47,881
                                                             ==========

         Income (loss) on discontinued operations for the three months ended January 31, 2006 and 2005, consisted of the following:

                                                    2006         2005
                                                 ---------    ---------
         Sales ...............................   $ 928,192    $ 989,164

         Cost of sales .......................     587,685      725,593
                                                 ---------    ---------

         Gross profit ........................     340,507      263,571

         Other costs and expenses ............     370,869      219,859
                                                 ---------    ---------

         Loss from discontinued operations ...   $ (30,362)   $  43,712
                                                 =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 27, 2003 Eline executed a Share Exchange Agreement with Lester E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and Eline's then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, Eline acquired 51% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return the all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction was completed in April 2006. Accordingly, results of operations from IFR for the three month periods ended January 31, 2006 and January 31, 2005 have been classified as discontinued operations.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2006 as Compared to the Three Months Ended January 31, 2005

         We reported revenues of $453,218 for the three months ended January 31, 2006 as compared to revenues of $0 for the three months ended January 31, 2005. The increase in revenue during the fiscal 2006 period relative to the same period in fiscal 2005 reflects the positive impact of the company's Storm Depot International subsidiary, which commenced operations during the three months ended April 30, 2005, as well as our 51%-owned subsidiary, CTD Holdings.

         We reported a gross profit of $185,881 for the fiscal 2006 period as compared to a gross profit of $0 for fiscal 2005 period. Operating expenses for The fiscal 2006 period were $229,591 as compared to $4,732 for the fiscal 2005 period. The aforementioned increases primarily reflect the effect of the commencement of Storm Depot's operations and the classification of results from operations of IFR as discontinued operations.

         Other income was $1,690 for the fiscal 2006 period, as compared to $0 for the fiscal 2005 period.

         We reported a loss from operations before minority interest and discontinued operations in the fiscal 2006 period of $42,020, compared to a loss before minority interest and discontinued operations in the fiscal 2005 period of $4,732.

         For the fiscal 2006 period we reported a loss in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $34,922, as compared to a gain in subsidiary (Industrial Holding) attributed to the minority interest held by Mr. Gann of $27,581 for the fiscal 2005 period. This loss in subsidiary, which represents 49% of the loss attributable to Industrial Holding which is allocated to Mr. Gann as its minority stockholder, had the effect of reducing our loss from operations in the fiscal 2006 period, while the gain in subsidiary had the effect of increasing our loss from operations in the fiscal 2005 period.

         For the fiscal 2006 period we reported a loss from operations of $7,098 compared to a loss from operations of $32,313 for fiscal the 2005 period.

DISCONTINUED OPERATIONS

         During the three months ended January 31, 2006, revenues of the discontinued operations of IFR totaled $928,192, compared to $989,164 during the same period in fiscal 2005. Cost of sales totaled $587,685 during the fiscal 2006 period, versus $725,593 during the fiscal 2005 period. Gross profit for the fiscal 2006 period was $340,507, compared to $263,571 during the fiscal 2005 period. In the fiscal 2006 period, we incurred a loss from the discontinued operations totaling $30,362, offset by a gain of $47,881 on the disposal of IFR. In the fiscal 2005 period, we recorded income from discontinued operations of $43,712.

         Net income for the three months ended January 31, 2006 amounted to $10,421, compared to $11,399 for the three months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2006 we had a working capital deficit of $183,987 compared to a working capital deficit of $214,305 at October 31, 2005. The change in working capital is primarily attributable to an increase in the amounts due to related parties of approximately $27,905.

         Net cash provided by operating activities for the fiscal 2006 period was $15,813, as compared to net cash used in operating activities for the fiscal 2005 period of $14,692. The change largely reflects the effect of the discontinuing of the operations of IFR.

         Net cash used by investing activities was $3,470 for the fiscal 2006 period, as compared to net cash used by investing activities of $0 for the fiscal 2005 period. Net cash used by financing activities for the fiscal 2006 period was $2,706, compared to net cash provided by financing activities of $17,144 in the fiscal 2005 period. The change primarily reflects the effect of the discontinuing of the operations of IFR.

         At January 31, 2006, we had a working capital deficit of $183,987 and an accumulated deficit of $15,253,590 and at October 31, 2005 we had an accumulated deficit of $15,243,590. The report from of our independent auditor on our audited financial statements at October 31, 2005 contains a going concern modification. To date, the development of new business lines has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. We will, however, need additional capital for further expansion of our Industrial Holding division or to develop new lines of business. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or abroad will improve during 2006 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion or the development of new lines of business, our results of operation and liquidity may adversely impacted in future periods.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 5 to the Notes to Consolidated Financial Statements appearing elsewhere in this report.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                       Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certification of Chief Executive and Financial Officer

         (b) Reports on Form 8-K

(1) Current report, items 4.01                         2006-01-12      000-26233
(2) Current report (amend), items 4.01                 2006-01-17      000-26233
(3) Current report (amend), items 4.01 and 9.01        2006-01-31      000-26233
(4) Current report (amend), items 4.01                 2006-02-23      000-26233
(5) Current report (amend), items 4.01 and 9.01        2006-03-02      000-26233
(6) Current report, items 1.01 and 9.01                2006-03-10      000-26233

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

Dated: June 6, 2006