Form 10QSB
period 2006-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2006-06-14
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 30, 2006


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 3,274,295 shares of common stock as of June 12, 2006.

                         ELINE ENTERTAINMENT GROUP, INC.
                 Form 10-QSB for the period ended April 30, 2006

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

         When used in this quarterly report, the terms "Eline," "we," and "us" refers to Eline Entertainment Group, Inc., a Nevada corporation, and its subsidiaries, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"), 24/7 MRI, Inc., a Florida corporation ("24/7 MRI"), and CTD Holdings, Inc, ("CTD" or "CTDH") a publicly traded Florida corporation in which Eline holds a controlling interest in that company's voting securities. The term "IFR" refers to Industrial Fabrication and Repair, Inc., a Tennessee corporation, which was formerly a 51% owned subsidiary of Industrial Holding. The term Storm Depot refers to Storm Depot International Corp., a wholly-owned subsidiary of Industrial Holding, and term "Okeechobee Imaging" refers to Okeechobee Imaging, Inc., a Florida corporation, a wholly-owned subsidiary of 24/7 MRI.

         All per share information contained in this report gives proforma effect to the three for two forward stock split of our common stock effected on November 7, 2003 and a three for one forward stock split of our common stock effected on February 24, 2004.

                                      INDEX

Part I.  Financial Information


Item 1.  Financial Statements


Condensed Consolidated Balance Sheet at April 30, 2006 (unaudited)...........1


Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2006 and 2005 (unaudited)................2


Condensed Consolidated Statements of Cash Flows for the
         six months ended April 30, 2006 and 2005 (unaudited)................3


Notes to Condensed Consolidated Financial Statements (unaudited).............4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................14


Item 3.  Controls and Procedures............................................16


Part II  Other Information..................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Eline Entertainment Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 April 30, 2006

ASSETS
Current Asset
  Cash and cash equivalents ....................................   $     90,877
  Certificate of deposit .......................................         10,353
  Accounts receivable, net of allowance for doubtful accounts ..        964,223
  Inventories, net .............................................        127,901
  Investment due from related party ............................        147,172
  Loan to officer ..............................................          6,912
                                                                   ------------

      Total current assets .....................................      1,347,438

Property, equipment and leasehold improvements, net ............        426,652

Other assets
  Intangibles, net .............................................         11,572
  Sports memorabilia collection ................................         50,402
                                                                   ------------

                                                                   $  1,836,064
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Trade accounts payable .......................................   $    920,654
  Accrued expenses .............................................         64,938
  Due to related parties .......................................         39,758
  Reserve for commitments, contingencies and claims ............        399,057
  Current maturities of long-term debt .........................          6,182
                                                                   ------------

      Total Current Liabilities ................................      1,430,589

Note payable - related party ...................................              0
Long-term debt, less current portion ...........................        146,933
                                                                   ------------

      Total Liabilities ........................................      1,577,522

Minority Interest in Subsidiary ................................        214,744

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 250,000 Shares Series A
    Convertible Preferred issued and outstanding ...............            250
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 0 Shares Series B
    Convertible Preferred issued and outstanding ...............              -
  Common stock, $.001 par value; 90,000,000 shares
     authorized, 2,874,295 issued and outstanding ..............          3,074
  Additional paid-in capital ...................................     15,183,228
  Deferred consulting fees .....................................              0
  Accumulated deficit ..........................................    (15,142,754)
                                                                   ------------

      Total Stockholders' Deficiency ...........................         43,798
                                                                   ------------

                                                                   $  1,836,064
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                               Eline Entertainment Group, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                                                 (Unaudited)
                               For the six months ended April 30, 2006 and 2005
                                                         Three Months Ended            Six Months Ended
                                                              April 30,                    April 30,
                                                         2006           2005          2006           2005
                                                     -----------    -----------   -----------    -----------
Revenues .........................................   $   533,272    $    91,584   $   986,490    $    91,584

Cost of goods sold ...............................       384,805         52,400       652,142         52,400
                                                     -----------    -----------   -----------    -----------

Gross profit .....................................       148,467         39,184       334,348         39,184

Operating expenses
  General and administrative .....................        20,161         25,474       200,090         30,206
  Acquisition costs ..............................             -              -        49,662              -
                                                     -----------    -----------   -----------    -----------

Total operating expenses .........................        20,161         25,474       249,752         30,206
                                                     -----------    -----------   -----------    -----------

Income (loss) from continuing operations .........       128,306         13,710        84,596          8,978

Other income (expense)
  Other income ...................................             -              -         3,582              -
  Interest expense ...............................             -              -        (1,892)             -
                                                     -----------    -----------   -----------    -----------

                                                               -              -         1,690              -
                                                     -----------    -----------   -----------    -----------

Income (loss) from operations before minority
  interest and discontinued operations ...........       128,306         13,710        86,286          8,978

(Gain) Loss in subsidiary attributed to minority
  interest .......................................       (14,877)             -        20,045              -
                                                     -----------    -----------   -----------    -----------

Income (loss) from operations ....................       113,429         13,710       106,331          8,978

Income (loss) on discontinued operations .........             -         75,727       (30,362)        91,858
(Loss) Gain on disposition .......................       (12,593)             -        35,288              -
                                                     -----------    -----------   -----------    -----------
                                                         (12,593)        75,727         4,926         91,858
                                                     -----------    -----------   -----------    -----------

Net Income (loss) ................................   $   100,836    $    89,437   $   111,257    $   100,836
                                                     ===========    ===========   ===========    ===========

Net income (loss) per share basic and fully
  diluted from continuing operations .............   $      0.04    $      0.01   $      0.04    $      0.00

Net income (loss) per share basic and fully
  diluted from discontinued operations ...........          0.00           0.03         (0.01)          0.04
                                                     -----------    -----------   -----------    -----------

                                                     $      0.04    $      0.04   $      0.03    $      0.04
                                                     ===========    ===========   ===========    ===========
Basic and fully diluted weighted average
  shares outstanding .............................     2,874,295      2,305,857     2,874,295      2,305,857
                                                     ===========    ===========   ===========    ===========

                  The accompanying notes are an integral part of these financial statements.

                                                      2

                Eline Entertainment Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                For the six months ended April 30, 2006 and 2005

                                                             2006        2005
                                                          ---------   ---------
Operating Activities:
  Net income (loss) ....................................  $ 111,257   $ 100,836
  Net income (loss) from discontinued operations .......      4,926      91,858
  Income (loss) from continuing operations .............    106,331       8,978
    Minority interest in loss of subsidiaries and
     equity in loss of affiliate, net ..................    (20,045)          -
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
    Depreciation and amortization ......................      6,580           -
    Stock issued for consulting fees and compensation ..     37,500       7,500
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..................   (409,565)    (76,742)
      Decrease (Increase) in inventory .................    (27,431)          -
      Decrease in prepaid expenses .....................          -           -
      Increase in accounts payable and accrued expenses     340,504      98,826
      Reserve for commitments contingencies and claims .          -    (100,000)
      Discontinued operations, net .....................      5,196     (94,188)
                                                          ---------   ---------

        Net Cash (Used in) Provided by Operating
         Activities ....................................     43,996     (63,768)
                                                          ---------   ---------

Investing Activities:
  Purchase of equipment and building improvements ......     (2,326)          -
  Investment with related party ........................   (122,172)          -
  Redemption of certificate of deposit .................    121,028           -
                                                          ---------   ---------

        Net Cash Used in Investing Activities ..........     (3,470)          -
                                                          ---------   ---------

Financing Activities:
  Due to affiliate .....................................     29,897      97,666
  Payment on notes payable .............................     (1,812)          -
  Payment on stockholder loan ..........................     (3,467)          -
  Loan to shareholder ..................................     (6,912)          -
  Discontinued operations, net .........................          -     (67,670)
                                                          ---------   ---------

        Net Cash Used in Financing Activities ..........     17,706      29,996
                                                          ---------   ---------

Decrease in Cash and Cash Equivalents ..................     58,232     (33,772)

Cash, beginning of period ..............................     32,645     129,137
                                                          ---------   ---------

Cash, end of period ....................................  $  90,877   $  95,365
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Nature of Operations

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended October 31, 2005 included in the Company's Annual Report on Form 10-KSB.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

         In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return the all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction closed in early February 2006 and was recorded as of January 31, 2006 resulting in a gain on disposal as reflected in the statement of operations.

         On August 11, 2005, the Company purchased a controlling interest in CTD Holdings, Inc. in exchange for 200,000 restricted shares of common stock. CTD Holdings is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology.

(B)      Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,142,754 and working capital deficit of $83,151 at April 30, 2006. The Company believes that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although there are no assurances, the Company believes that with increased sales from the Storm Depot subsidiary, raising additional capital and borrowings from its principal shareholder, it will be able to continue as a going concern.

(C)      Basis of Consolidation

         The accompanying consolidated financial statements for the six months year ended April 30, 2006 include the accounts of Eline and its wholly-owned subsidiary Storm Depot and its 51% majority owned subsidiary CTD Holdings. The Statement of operations for the six months ended April 30, 2006, include CTD from January 1, 2006 to March 31, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

(D)      Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

(E)      Cash Equivalents

         For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

(F)      Accounts Receivable

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

(G)      Property & Equipment

         Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from six to forty years. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

         (a) ACCOUNTS RECEIVABLE - Sales to six major customers of the CTD Division, which included one new customer, were 66% of total sales for the six months ended April 30, 2006. Sales to four major customers were 80% of total sales for the six months ended April 30, 2005. CTD Holdings, Inc.'s accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. Storm Depot International's accounts receivable consist of amounts due from sales of hurricane protection products primarily in the Southern United States. A related party accounted for 90% of the accounts receivable balance at April 30, 2006 for Storm Depot International.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At April 30, 2006, the Company owed Yucatan Holding Company $75,861. The Company will repay this amount as its working capital permits.

         During the six months ended April 30, 2006, various entities owned by the president of Storm Depot International Corp. made advances totaling $14,897 to the Company under an oral agreement. These advances are non-interest bearing, unsecured and due on a demand basis.

         Included in sales for Storm Depot International Corp. is $231,961 in sales to Storm Depot Sales and Installation, which is a related party. Also included in accounts receivable is $707,252 due from Storm Depot Sales and Installation.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

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

         During the year October 31, 2005, the company issued an aggregate of 300,000 shares of our common stock to consultants as compensation for services to be rendered through March 2006. The company amortized $37,500 in deferred consulting during the six months ended April 30, 2006.

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

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

         During the six months ended April 30, 2005, the Company received a settlement offer from GE Healthcare Financial Services, Inc. approximating $30,000 and reversed $100,000 of the litigation reserve leaving $100,000 in the reserve to cover settlement costs and attorney's fees.

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

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

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

NOTE 6 - DISCONTINUED OPERATIONS

         In October 2005, the Company reached a verbal agreement with Lester E. Gann, wherein Mr. Gann would take back the 49% interest in Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") in exchange for the Eline stock held by Mr. Gann. The transaction closed on February 8, 2006 and was recorded effective January 31, 2006. The gain on disposal was calculated as follows:

         ASSETS RETURNED:
           Cash .........................................    $   59,854
           Accounts receivable, net .....................       386,463
           Intercompany receivable ......................        42,955
           Inventory ....................................     1,132,800
           Other current Assets .........................        19,314
           Property & equipment, net ....................        38,039
           Deposits .....................................         7,200
                                                             ----------

                                                              1,686,625

         LIABILITIES RELATED TO ASSETS RETURNED:
           Trade payables ...............................       271,255
           Related party payables .......................       567,034
           Accured expenses .............................        44,092
           Related party notes payable ..................       664,820
           Long-tern debt ...............................         4,606
           Minority interest ............................       139,744
                                                             ----------

                                                              1,691,551
                                                             ----------

         Gain on disposal ...............................    $    4,926
                                                             ==========

                ELINE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of April 30, 2006

         Income (loss) on discontinued operations for the six months ended April 30, 2006 and 2005, consisted of the following:

Industrial Fabrication & Repair:

                                                      2006         2005
                                                  -----------  -----------
         Sales .................................  $   928,192  $ 2,008,182

         Cost of sales .........................      587,685    1,376,191
                                                  -----------  -----------

         Gross profit ..........................      340,507      631,991

         Other costs and expenses ..............      335,581      640,133
                                                  -----------  -----------

         Loss from discontinued operations .....  $     4,926  $    (8,142)
                                                  ===========  ===========

24/7 MRI:

         Sales .................................    $       -  $         -

         Cost of sales .........................            -            -
                                                  -----------  -----------

         Gross profit ..........................            -            -

         Litigation reserve ....................            -      100,000
                                                  -----------  -----------

         Loss from discontinued operations .....            -      100,000
                                                  -----------  -----------

         Total loss from discontinued operations  $     4,926  $    91,858
                                                  ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On May 27, 2003, Eline executed a Share Exchange Agreement with Lester
E. Gann, the sole shareholder of Industrial Fabrication & Repair, Inc., a Tennessee corporation ("IFR") and Eline's then newly formed subsidiary, Industrial Holding Group, Inc., a Florida corporation ("Industrial Holding"). Under the terms of the agreement on that date, Eline acquired 51% of the issued and outstanding capital stock of IFR from Mr. Gann in exchange for 1 million shares of Industrial Holding's common stock in a private transaction exempt from registration under the Securities Act of 1933. In October 2005, Mr. Gann initiated negotiations with the Company to dissolve the above mentioned share agreement and return the all the Industrial Holdings shares owned by Mr. Gann in exchange for the Industrial Fabrication shares held by the Company. This transaction was completed in April 2006. Accordingly, results of operations from IFR for the three and six month periods ended April 30, 2006 and April 30, 2005 have been classified as discontinued operations.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 as Compared to the Three Months Ended April 30, 2005

         We reported revenues of $533,272 for the three months ended April 30, 2006 as compared to revenues of $91,584 for the three months ended April 30, 2005. The increase in revenue during the fiscal 2006 period relative to the same period in fiscal 2005 primarily reflects the positive impact of the company's Storm Depot International subsidiary, which commenced operations during the latter portion of the three months ended April 30, 2005, as well as our 51%-owned subsidiary, CTD Holdings.

         We reported a gross profit of $185,881 for the fiscal 2006 period as compared to a gross profit of $39,184 for fiscal 2005 period. It should be noted that gross profit in the second quarter of fiscal 2006 declined to approximately 28% of revenue from approximately 41% of revenue during the first quarter of fiscal 2006 largely as a result of an increase in sales by our Storm Depot International subsidiary of lower margin accordion shutter products relative to sales of higher margin E-Panel and aluminum panel shutter products. This change in product mix reflects a recent shift in homeowner demand, particularly in the southeast Florida area, a trend that the company believes will continue over the near term. Gross profit in the second quarter of fiscal 2005 was 43% of revenue, which amount was more consistent with historical levels.

         Operating expenses for the fiscal 2006 period were $20,161 as compared to $25,474 for the fiscal 2005 period. The decrease in operating expenses in the fiscal 2006 period as compared to the fiscal 2005 period, which for both fiscal year periods consisted of general and administrative costs, reflects the effect of start-up expenses in the fiscal 2005 period related to the commencement of operations at our Storm Depot International subsidiary. Other income was $0 for the fiscal 2006 period, as compared to $0 for the fiscal 2005 period.

         We reported income from operations before minority interest and discontinued operations in the fiscal 2006 period of $128,306, compared to income before minority interest and discontinued operations in the fiscal 2005 period of $13,710. This increase primarily reflects the positive impact of the company's Storm Depot International subsidiary, which commenced operations during the latter portion of the three months ended April 30, 2005.

         For the fiscal 2006 period we reported a gain in subsidiary (CTD Holdings) attributed to the minority interest held by CTD Holdings of $14,877. There was no similar gain or loss in subsidiary in the fiscal 2005 period as the operations of IFR were treated as a discontinued operation and the acquisition of a 51% interest in CTD Holdings did not occur until August 2005. This gain in subsidiary, which represents 49% of the loss attributable to CTD Holding, which is allocated to CTD Holdings as its minority stockholder, had the effect of reducing our income from operations in the fiscal 2006 period.

         For the fiscal 2006 period we reported income from operations of $113,429 compared to income from operations of $13,710 in the fiscal the 2005 period. During the three months ended April 30, 2006, we recorded income from the discontinued operations of IFR totaling $30,362, offset by a loss of $42,955 on the disposal of IFR. In the fiscal 2005 period, we recorded income from discontinued operations of $75,727.

         Net income for the three months ended April 30, 2006 amounted to $100,836, compared to $89,437 for the three months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2006 we had a working capital deficit of $83,589, compared to a working capital deficit of $183,987 at January 31, 2006 and a working capital deficit of $214,305 at October 31, 2005. The reduction in the working capital deficit is primarily attributable to the effect of income generated from operations of $113,429.

         Net cash provided by operating activities during the fiscal 2006 six-month period was $43,996, as compared to net cash used in operating activities during the fiscal 2005 six-month period of $63,768. The change largely reflects the effect of income from continuing operations generated during the fiscal 2006 six-month period, versus the effect a loss from continuing operations in the fiscal 2005 six-month period and the net effect of the discontinuing of the operations of IFR.

         Net cash used by investing activities was $3,470 for the fiscal 2006 six-month period, as compared to net cash used by investing activities of $0 for the fiscal 2005 six-month period. Net cash provided by financing activities for the fiscal 2006 six-month period was $17,706, compared to net cash provided by financing activities of $29,996 in the fiscal 2005 six-month period. Net cash provided by financing activities during the fiscal 2006 six-month period includes $29,897 due to an affiliate, offset by a loan and payments on notes and a loan totaling $12,191. Net cash provided by financing activities during the fiscal 2005 six-month period includes $97,666 due to an affiliate, offset primarily by $67,670 related to the discontinued operations of IFR, net.

         At April 30, 2006, we had a working capital deficit of $83,589 and an accumulated deficit of $15,142,754 and at October 31, 2005 we had an accumulated deficit of $15,243,590. The report from of our independent auditor on our audited financial statements at October 31, 2005 contains a going concern modification. To date, the development of new business lines has been funded through a combination of our internal working capital, an operating lease and loans from Yucatan Holding Company, our principal stockholder. We will, however, need additional capital for further expansion of our Industrial Holding division or to develop new lines of business. Other than our internal working capital, operating leases and loans from Yucatan Holding Company, we do not presently have any source of additional capital. In addition, while we believe Yucatan Holding Company will continue to provide us with interim capital, it is under no firm obligation to do so. While the capital markets have become more liquid to large companies in the past year, it has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or abroad will improve during 2006 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. If we are unable to increase revenues in our Industrial Holding division or raise working capital when needed to fund its expansion or the development of new lines of business, our results of operation and liquidity may adversely impacted in future periods.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2006 (the "Evaluation Date). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                        Description

31.1     Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certification of Chief Executive and Financial Officer


         (b) Reports on Form 8-K

(1) Current report (amend), items 4.01                 2006-02-23      000-26233
(2) Current report (amend), items 4.01 and 9.01        2006-03-02      000-26233
(3) Current report, items 1.01 and 9.01                2006-03-10      000-26233
(4) Current report, items 7.01 and 9.01                2006-06-08      000-26233
(5) Current report, items 7.01 and 9.01                2006-06-13      000-26233

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

Dated: June 14, 2006