Form 10QSB/A
period 2006-04-30
ELINE ENTERTAINMENT GROUP INC
filed 2006-06-14
CIK 1043150

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

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

                         ELINE ENTERTAINMENT GROUP, INC.
         Form 10-QSB Amendment No. 1 for the period ended April 30, 2006

                                EXPLANATORY NOTE

         This Form 10-QSB Amendment No. 1 is being filed to correct a typographical error on page 14 under ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, subheading RESULTS OF OPERATIONS, subheading Three Months Ended April 30, 2006 as Compared to the Three Months Ended April 30, 2005, paragraph 2: "We reported a gross profit of $148,467 for the fiscal 2006 period ..."

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

         We reported a gross profit of $148,467 for the fiscal 2006 period as compared to a gross profit of $39,184 for fiscal 2005 period. It should be noted that gross profit in the second quarter of fiscal 2006 declined to approximately 28% of revenue from approximately 41% of revenue during the first quarter of fiscal 2006 largely as a result of an increase in sales by our Storm Depot International subsidiary of lower margin accordion shutter products relative to sales of higher margin E-Panel and aluminum panel shutter products. This change in product mix reflects a recent shift in homeowner demand, particularly in the southeast Florida area, a trend that the company believes will continue over the near term. Gross profit in the second quarter of fiscal 2005 was 43% of revenue, which amount was more consistent with historical levels.

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