Form 10-K
period 2022-12-31
Eline Entertainment Group, Inc.
filed 2023-03-31
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-53212

Eline Entertainment Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0429856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1113, Tower 2, Lippo Centre, 89 Queensway, Admiralty, Hong Kong

(Address of principal executive offices) (Zip Code)

+852 3703 6155

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	EEGI	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $81,917,844 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant's common stock outstanding on March 29, 2023 was 8,524,529,727.

ELINE ENTERTAINMENT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Eline Entertainment Group, Inc.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a)	Business Development

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

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as our sole individual serving as director, officer, and executive officer.

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

The Custodian performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities
•	Brought the Company back into compliance with the Wyoming Secretary of State, resident agent, transfer agent
•	Appointed officers and directors, held a shareholders meeting, and audited financial reports

The Custodian paid the following expenses on behalf of the company:

•	Wyoming Secretary of State for reinstatement of the Company, $188
•	Transfer agent, Signature Stock Transfer, Inc., $850
•	Amended and Restated Articles of Incorporation for the Company, $175
•	Audit expenses, $17,500

Upon appointment as the Custodian of EEGI and under its duties stipulated by the Wyoming court, the Custodian took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Wyoming Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. Ms. Keaveney was compensated for her role as custodian in the amount 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of restricted common stock issued in the name of Small Cap Compliance, LLC. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated. See Order Discharging and Dismissing the Receivership dated July 29, 2022 filed as Exhibit 10.1.

On November 7, 2022, the registrant’s majority shareholder, Small Cap Compliance, LLC, entered into a Stock Purchase Agreement (the “Agreement”) with Chi Ching Hung. As per the terms of the Agreement, Small Cap Compliance, LLC sold its control block of stock, 1 Convertible Series D Preferred Stock to Chi Ching Hung and the Company issued 250,000,000 shares of Restricted Common Stock for the purchase price of $250,000.

On November 25, 2022, a change in control of the Company occurred by virtue of the Company's largest shareholder, Small Cap Compliance, LLC, selling 1 share of the Convertible Series D Preferred Stock and the Company issuing 250,000,000 shares of Restricted Common Stock to Chi Ching Hung. Such shares represent 100% of the Company's total issued and outstanding shares of Convertible Series D Preferred Stock and .03% of the Company’s total issued and outstanding shares of Restricted Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Ms. Hung prior to resigning as the sole Officer and member of the Company's Board of Directors and to appoint new officers and directors of the Company.

(b)	Business of Issuer

Eline Entertainment Group, Inc. is a developmental stage company, incorporated under the laws of the State of Nevada on June 12, 1997. Our plan of business has not been implemented but will involves mergers and acquisitions of operating companies

Since May 2022, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

 It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuate.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions.

All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our business plan are forward looking statements and we have no history of performance. Current management does not have any experience in acquisition of companies but is actively looking for a suitable person to incorporate into the management team.

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole;
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in our contemplated marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement a business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

As of the time of this filing, the Company has not implemented a business combination. Our business plan is to merge with, or acquire, an operating entity that offers product or service growth potential. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business plan. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 30 days after a viable candidate is located.

Competition

Eline Entertainment Group, Inc. is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which Eline Entertainment Group, Inc. could consider. Many of these competing entities also possess significantly greater experience and contacts than Eline Entertainment Group, Inc.’s management. Moreover, the Company also competes with numerous other companies similar to it for such opportunities.

Effect of Existing or Probable Governmental Regulations on the Business

With our Form 10 being effective, we are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

As of December 31, 2022, we had two officers, two directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol EEGI and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2022
First Quarter	0.0014	0.0010
Second Quarter	0.0099	0.0071
Third Quarter	0.0047	0.0040
Fourth Quarter	0.0032	0.0026
Year Ended December 31, 2021:
First Quarter	0.0012	0.0010
Second Quarter	0.0007	0.0006
Third Quarter	0.0007	0.0004
Fourth Quarter	0.0011	0.0008

(b)	Holders.

As of March 29, 2023, there are approximately 93 holders of an aggregate of 8,524,529,727 shares of our Common Stock issued and outstanding.

(c)	Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d)	Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Our business plan includes mergers and acquisitions of operating companies. We are tentatively looking for capital or different target companies in same industry for acquisition for our business plan. Our business is not yet operational.

Recent Developments

On November 25, 2022, a change in control of the Company occurred by virtue of the Company's largest shareholder, Small Cap Compliance, LLC, selling 1 share of the Convertible Series D Preferred Stock and the Company issuing 250,000,000 shares of Restricted Common Stock to Chi Ching Hung. Such shares represent 100% of the Company's total issued and outstanding shares of Convertible Series D Preferred Stock and approximately 3% of the Company’s total issued and outstanding shares of Restricted Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Ms. Hung prior to resigning as the sole Officer and member of the Company's Board of Directors and to appoint new officers and directors of the Company.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations for the years ended December 31, 2022 and 2021.

General and Administrative Expense

General and Administrative Expenses were $21,214 for the year ended December 31, 2022 compared to $nil for the year ended December 31, 2021, an increase of $21,214. The increase resulted from expenses incurred as a SEC reporting company. The increase of professional fess such as auditor fees of $18,500 and other professional fees of $2,714 for the years ended December 31, 2022.

Net Loss

We had a net loss of $21,214 for the year ended December 31, 2022 compared to $nil for the year ended December 31, 2021.

Capital Resources and Liquidity - At December 31, 2022 and 2021

Cash Used in Operating Activities

For the years ended December 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $2,501 and $nil, respectively, which were primarily due to net loss for the year with an offset by shares issued for services.

Cash Used in Investing Activities

For the years ended December 31, 2022 and 2021, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $2,501 and $nil, respectively, which consisted of advances from our CEO for working capital purposes.

As of December 31, 2022 and 2021, we had no cash balances.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chi Ching Hung	54	Chairwoman and director
Michael Chi Wai Woo	55	CEO, CFO, President, Treasurer, Director
Timothy Chee Yau Lam	38	Secretary

Chi Ching Hung

Ms. Hung specializes in capital operation, asset management, business management, and project mergers and acquisitions, etc. She held positions as Chairman of the Board of Directors of and Chief Executive Officer of various Hong Kong-listed companies. In 2003, she obtained her bachelor degree in business administration from James Cook University in Australia and a Ph.D. from International American University. Since 1997, Ms. Hung founded Hong's Asset Management Co., Ltd., whose main business involves real estate, jewelry, investment, finance, funds, health drinks, energy, telecommunications, etc. which invested in a smart home technology company and led its launch into the market.

Michael Chi Wai Woo

Mr. Woo is a consultant and has over 20 years of specialized experience working for international financial institutions and large corporate enterprises. His experience spans across working for various listed companies in multi-jurisdictions including the USA, Singapore, Hong Kong, Australia and China. From 1997 to 1999, Michael joined the Australian listed company Zhongxiang Construction Group (ASX:CIH) as a deputy manager of project financing. In 2003 to 2008, Michael joined Hong Kong First Asia Financial Group (now known as National Investment Limited HKEX:1227) as a partner of the global capital markets team. From 2009 to 2013, Michael Joined the China Minmetals Securities as the International Capital Markets Operations Director. From 2017 to 2019, Michael joined the HSBC Financial Group Co., Ltd as a Chief Strategy Officer. He has been involved in multiple large-scale deals which include raising over 1 billion dollars’ worth of capital. He has also experience in managing companies at various levels including acting as a director for various company boards.

Timothy Chee Yau Lam

Mr. Lam was admitted as a lawyer in New South Wales, Australia in 2007. He is also admitted and a qualified lawyer in New Zealand and Hong Kong. Since 2019, he has been a Partner in a Hong Kong law firm and has experience across multiple jurisdictions including USA, Hong Kong, Australia, China, New Zealand, Thailand, Cayman Islands and the BVI. Timothy has worked in both domestic and international firms in Australia and Hong Kong.

Timothy has a Bachelors in Arts (Philosophy), Bachelors in Law, Masters in Law (Corporate and Finance), Masters in Industrial Property, Masters in Applied Law (Commercial Litigation), Masters in Strategic Public Relations, Masters in Buddhist Studies and a Masters in Buddhist Counselling.

Timothy has advised and acted for multiple listed companies in Hong Kong and Australia. He has also advised listed company board members on their obligations and has also advised high level corporate and governmental staff as to their duties in their roles.

Timothy is a Member of the Hong Kong Law Society, a Member of the NSW Law Society, a Governor to the Board of the Children’s Cancer Foundation and a Fellow of the Hong Kong Institute of Directors. He has acted on multiple boards in private companies in Australia and Hong Kong.

Director Independence

Our board of directors is currently composed of two members who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company

ITEM 11. EXECUTIVE COMPENSATION

For each of the years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously grantedThe Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chih Ching Hung	250,000,000	2.932%

	Amount and Nature of Beneficial Ownership Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chih Ching Hung	1	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Eline Entertainment Group, Inc., 1107, Lippo Centre Tower 1, 89 Queensway, Admiralty, Hong Kong

(2)	Based on 8,524,529,727 shares of common stock issued and outstanding as of December 31, 2022.

(3)	Based on 1 shares of preferred stock issued and outstanding as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC or Rhonda Keaveney is considered a promoter(s) under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC (‘SCC”) is a shareholder in the Company and Rhonda Keaveney is the sole member of SCC. Ms. Keaveney was appointed custodian of the Company and under its duties stipulated by the Nevada court where she took initiative to organize the business of the issuer. As custodian, her duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Ms. Rhonda was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged accordingly.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Ms. Chih Ching Hung is considered to be control person of the Company as of November 7, 2022. Ms. Hung purchased 250,000,000 shares of the Company’s Restricted Common Stock and 1 share of Convertible Series D Preferred Stock. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $250,000.

Transactions with Related Persons

Ms. Chi Ching Hung, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $2,501 and $nil as of December 31, 2022 and 2021.

The Company issued 10,000,000 shares of restricted common stock and 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services compensation in the amount of $18,713 as custodian of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2022	December 31, 2021

Audit fees	$17,500	$–
Audit-related fees
Tax fees
All other fees
Total	$17,500	$–

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:
•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eline Entertainment Group, Inc.
(Registrant)

Date: March 31, 2023	By:	/s/ Michael Chi Wai Woo
Michael Chi Wai Woo
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eline Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eline Entertainment Group, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 30, 2023

Eline Entertainment Group, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	–	–
Due to related party	2,501	–
Total Current Liabilities	2,501	–
Total Liabilities	2,501	–

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series C, $0.001 par value; 1,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	–	–
Preferred Stock Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 0 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,514,530,727 and 8,264,529,727 shares issued and outstanding, respectively	8,514,530	8,264,530
Additional paid-in capital	6,576,159	6,807,446
Accumulated loss	(15,093,190)	(15,071,976)
Total Stockholders' Deficit	(2,501)	–
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Professional fees	18,500	–
Other general & administrative expense	2,714	–
Total operating expenses	21,214	–

Loss from operations	(21,214)	–

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net loss before income taxes	(21,214)	–
Income tax expense	–	–
Net loss	$(21,214)	$–

Loss per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	8,264,529,727	8,264,529,727

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2022 and 2021

	Preferred Stock Series D		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2020	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–
Net income	–	–	–	–	–	–	–
Balance December 31, 2021	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–

Balance, December 31, 2021	–	–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–
Shares issued for services or compensation	1	–	–	–	18,713	–	18,713
Shares issued for cash	–	–	250,000,000	250,000	(250,000)	–	–
Net loss	–	–	–	–	–	(21,214)	(21,214)
Balance December 31, 2022	1	$–	8,514,529,727	$8,514,530	$6,576,159	$(15,093,190)	$(2,501)

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(21,214)	$–
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	18,713	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	–	–
Net Cash Used in Operating Activities	(2,501)	–

Cash Flows from Investing Activities
Acquisitions of fixed assets	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	2,501	–
Net Cash Provided by Financing Activities	2,501	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the years December 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Eline Entertainment Group, Inc. (OTC “EEGI”) was incorporated under the laws of the State of Nevada on June 12, 1997, as Rapid Retrieval Systems, Inc. On April 25, 2001, the Company filed an amendment to its Articles of Incorporation and changed its name to Eline Entertainment Group, Inc. In 2017, the Company converted out of the State of Nevada and domiciled in the State of Wyoming.

Eline Entertainment Group, Inc., Inc. operated as food service business specializing in sports and entertainment production and distribution. The business operations for Eline Entertainment Group, Inc. were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2022.

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

On November 7, 2022, a change of control occurred with respect to the Company, along with a new board of directors and management, to better reflect its new business direction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,093,190 as of December 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,514,530,727 and 8,264,529,727 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

On November 7, 2022, the Company issued 250,000,000 shares of common stock at $0.001 per share to the new director and management team.

Preferred Stock

The Company has 10,000,000 shares of Preferred stock authorized, of which 1,000,000 shares are designated as Convertible Series C Preferred; and 1,000,000 shares are designated as Convertible Series D Preferred.

On May 24, 2022, the Company filed Articles of Amendment, with the State of Wyoming, increasing its authorized Preferred Stock from 5,000,000 shares to 10,000,000 shares. In addition, the Company designated 1,000,000 shares of the Preferred Stock as Convertible Series D Preferred Stock, par value $0.001.

Convertible Series C Preferred Stock

The Company has 1,000,000 shares designated as Convertible Series C Preferred, of which each share is convertible into 10,000 shares of common stock and has 10,000 voting rights per share.

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Convertible Series D Preferred Stock

The Company has 1,000,000 shares designated as Convertible Series D Preferred, of which each share is convertible into 1,000 shares of common stock and has voting privileges equal to 20 times the sum of (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, and (ii) the total number of shares of any class of Preferred stock which are issued and outstanding at the time of voting, and (iii) divided by the total number of Series D Stock which are outstanding at the time of voting.

The Company has 1 and nil share of Convertible Preferred D Series Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of December 31, 2022, the Company owes Ms. Chi Ching Hung, director of the Company, $2,501 for expenses paid on behalf of the Company.

The amounts owed are non-interest bearing without maturity date, and are due on demand.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	December 31, 2022	December 31, 2021
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(4,455)	$–
Less: valuation allowance	4,455	–
Net deferred tax asset	$–	$–

At December 31, 2022, the Company had net operating loss carry forwards of approximately $21,214 that may be offset against future taxable income. No tax benefit has been for the years ended December 31, 2022 and 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

