Form 10-Q
period 2023-03-31
Eline Entertainment Group, Inc.
filed 2023-05-22
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of March 31, 2023, there were 8,514,529,727 shares outstanding of the registrant’s Common Stock.

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eline Entertainment Group, Inc.

BALANCE SHEETS

Unaudited

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$6,600	$–
Due to related party	12,151	2,501
Total Current Liabilities	18,751	2,501
Total Liabilities	18,751	2,501

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series C, $0.001 par value; 1,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	–	–
Preferred Stock Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,514,529,727 and 8,514,529,727 shares issued and outstanding, respectively	8,514,530	8,514,530
Additional paid-in capital	6,576,159	6,576,159
Accumulated loss	(15,109,440)	(15,093,190)
Total Stockholders' Deficit	(18,751)	(2,501)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	16,250	–
Other general & administrative expense	–	–
Total operating expenses	16,250	–

Income (Loss) from operations	(16,250)	–

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net income (loss) before income tax	(16,250)	–
Income tax expense	–	–
Net income (loss)	$(16,250)	$–

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	8,514,529,727	8,264,529,727

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	Preferred Stock, Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2021	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2022	–	–	8,264,529,727	8,264,530	6,807,446	(15,071,976)	–

Balance, December 31, 2022	1	–	8,514,529,727	8,514,530	6,576,159	(15,093,190)	(2,501)
Net loss	–	–	–	–	–	(16,250)	(16,250)
Balance, March 31, 2023	1	$–	8,514,529,727	$8,514,530	$6,576,159	$(15,109,440)	$(18,751)

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(16,250)	$–
Adjustment to reconcile Net income (loss) from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,600	–
Net Cash (Used in) Provided by Operating Activities	(9,650)	–

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	9,650	–
Net Cash (Used in) Provided by Financing Activities	9,650	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the three months ended March 31, 2023 and 2022

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2022.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2023 and 2022.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,109,440 as of March 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,514,529,727 and 8,514,529,727 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has 1 share of Convertible Preferred D Series Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of March 31, 2023 and December 31, 2022, the Company owes Ms. Chi Ching Hung, director of the Company, $12,151 and $2,501, respectively, for expenses paid on behalf of the Company.

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

The provision for Federal income tax consists of the following for the three months ended March 31:

	March 31,	March 31,
	2023	2022
Federal income tax benefit attributable to:
Current operations income taxes (benefits)	$(3,413)	$–
Less: valuation allowance	3,413	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$7,909	$4,455
Less: valuation allowance	(7,909)	(4,455)
Net deferred tax asset	$–	$–

At March 31, 2023, the Company had net operating loss carry forwards of approximately $37,664 that may be offset against future taxable income. No tax benefit has been recognized for the period ended March 31, 2023 and 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the three months ended March 31, 2023 and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $16,250 compared to $0 for the three months ended March 31, 2022.

Operating expenses increased in 2023 due to other professional fees incurred for this period.

For the three months ended March 31, 2023, professional fees were $16,250, an increase of $16,250 as compared to $0 for the three months ended of March 31, 2022.

Other Income and Expenses

For the three months ended March 31, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three month ended March 31, 2023, the Company had a net loss of $16,250 compared to the three month period ended March 31 , 2023 of a net loss of $0.

The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had no cash and a working capital deficit of $18,751.

Operating Activities

For three months ended March 31, 2023, net operating loss increased to $16,250 as compared to $0 for the three months ended March 31, 2022. Accounts payable and accrued expenses increased by $6,600 as compared to $0 for the three months ended March 31, 2022. The increase in accrued expenses is related to other professional fees.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, the Company received advances from a related party for working capital purposes in the amount of $9,650 as compared to $0 for the same period in 2022.

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

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

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

Date: May 22, 2023	ELINE ENTERTAINMENT GROUP, INC.

	By:	/s/ Micheal Chi Wai Woo
	Name	Micheal Chi Wai Woo
	Title	Chief Executive Officer and Chief Financial Officer

