Form 10-Q
period 2023-06-30
Eline Entertainment Group, Inc.
filed 2023-08-21
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of June 30, 2023, there were 8,514,529,727 shares outstanding of the registrant’s Common Stock.

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eline Entertainment Group, Inc.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$604	$–
Due to related party	25,278	2,501
Total Current Liabilities	25,882	2,501
Total Liabilities	25,882	2,501

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock, Series C, $0.001 par value; 1,000,000 shares authorized, and 0 and 0 shares issued and outstanding, respectively	–	–
Preferred Stock, Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,514,529,727 and 8,514,529,727 shares issued and outstanding, respectively	8,514,530	8,514,530
Additional paid-in capital	6,576,159	6,576,159
Accumulated loss	(15,116,571)	(15,093,190)
Total Stockholders' Deficit	(25,882)	(2,501)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	5,750	17,500	22,000	17,500
Other general & administrative expense	1,381	1,213	1,381	1,213
Total operating expenses	7,131	18,713	23,381	18,713

Loss from operations	(7,131)	(18,713)	(23,381)	(18,713)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(7,131)	(18,713)	(23,381)	(18,713)
Income tax expense	–	–	–	–
Net loss	$(7,131)	$(18,713)	$(23,381)	$(18,713)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,514,529,727	8,264,529,727	8,514,529,727	8,264,529,727

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2023 and 2022

Unaudited

	Preferred Stock, Series D		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit

Balance, December 31, 2021	–	–	8,264,529,727	8,264,530	6,807,446	(15,071,976)	–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2022	–	–	8,264,529,727	8,264,530	6,807,446	(15,071,976)	–
Net loss	–	–	–	–	–	(18,713)	(18,713)
Balance, June 30, 2022	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,090,689)	$(18,713)

Balance, December 31, 2022	1	$–	8,514,529,727	$8,514,530	$6,576,159	$(15,093,190)	$(2,501)
Net loss	–	–	–	–	–	(16,250)	(16,250)
Balance, March 31, 2023	1	–	8,514,529,727	8,514,530	6,576,159	(15,109,440)	(18,751)
Net loss	–	–	–	–	–	(7,131)	(7,131)
Balance, June 30, 2023	1	$–	8,514,529,727	$8,514,530	$6,576,159	$(15,116,571)	$(25,882)

See accompanying notes to financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(23,381)	$(18,713)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	604	–
Net Cash Used in Operating Activities	(22,777)	(18,713)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from issuance of capital stock for cash	–	18,713
Proceeds from (Repayment of) related party payables	22,777	–
Net Cash Provided by Financing Activities	22,777	18,713

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Dividends declared and accrued	$–	$–
Shares issued for debt payable	$–	$–

See accompanying notes to financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the six months ended June 30, 2023 and 2022

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,116,571 as of June 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,514,529,727 and 8,514,529,727 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively

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

The Company has 1 and nil share of Convertible Preferred D Series Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 - RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of June 30, 2023 and December 31, 2022, the Company owes Ms. Chi Ching Hung, director of the Company, $25,278 and $2,501, respectively, for expenses paid on behalf of the Company.

The amounts owed are non-interest bearing without maturity date, and are due on demand.

NOTE 6 - INCOME TAX

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

The provision for Federal income tax consists of the following for the six months ended June 30:

	June 30,	June 30,
	2023	2022
Federal income tax benefit attributable to:
Current operations income taxes (benefits)	$(4,910)	$–
Less: valuation allowance	4,910	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$9,407	$4,497
Less: valuation allowance	(9,407)	(4,497)
Net deferred tax asset	$–	$–

At June 30, 2023, the Company had net operating loss carry forwards of approximately $44,795 that may be offset against future taxable income. No tax benefit has been recognized for the period ended June 30, 2023 and 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of June 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the three months ended June 30, 2023 and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $7,131 compared to $18,713 for the three months ended June 30, 2022.

For the three months ended June 30, 2023, professional fees and other general & administrative expense were $7,131, a decrease of $11,582 as compared to $18,713 for the three months ended of June 30, 2022.

Other Income and Expenses

For the three months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net loss of $7,131 compared to the three months period ended June 30, 2023 of a net loss of $18,713.

The net loss resulted from increase of operating expenses.

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $23,381 compared to $18,713 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, professional fees were $22,000, an increase of $4,500 as compared to $17,500 for the six months ended of June 30, 2022.

Other Income and Expenses

For the six months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2023, the Company had a net loss of $23,381 compared to the six months period ended June 30, 2022 of a net loss of $18,713.

The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had no cash and a working capital deficit of $25,882.

Operating Activities

For six months ended June 30, 2023, net operating loss increased to $23,381 as compared to $18,713 for the six months ended June 30, 2022. Accounts payable and accrued expenses increased by $604 as compared to $0 for the six months ended June 30, 2022. The increase in accrued expenses is related to unpaid professional fees.

Investing Activities

No investing activities occurred during the six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, the Company received advances from a related party for working capital purposes in the amount of $25,278 as compared to $18,713 for the same period in 2022.

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

During the six months ended June, 2023, the Company did not sell any unregistered securities.

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

Date: August 21, 2023	ELINE ENTERTAINMENT GROUP, INC.

	By:	/s/Micheal Chi Wai Woo
	Name	Micheal Chi Wai Woo
	Title	Chief Executive Officer and Chief Financial Officer

