Form 10-Q
period 2023-09-30
Eline Entertainment Group, Inc.
filed 2024-12-23
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2023, there were 8,524,529,727 shares outstanding of the registrant’s Common Stock.

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eline Entertainment Group, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$14,553	$–
Due to related party	25,278	2,501
Total Current Liabilities	39,831	2,501
Total Liabilities	39,831	2,501

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock, Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,130,520)	(15,093,190)
Total Stockholders' Deficit	(39,831)	(2,501)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	12,250	1,000	34,250	18,500
Other general & administrative expense	1,699	1,501	3,080	2,714
Total operating expenses	13,949	2,501	37,330	21,214

Loss from operations	(13,949)	(2,501)	(37,330)	(21,214)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(13,949)	(2,501)	(37,330)	(21,214)
Income tax expense	–	–	–	–
Net loss	$(13,949)	$(2,501)	$(37,330)	$(21,214)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,274,529,727	8,524,529,727	8,269,401,522

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

Unaudited

	Preferred Stock, Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit

Balance, December 31, 2021	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2022	–	–	8,264,529,727	8,264,530	6,807,446	(15,071,976)	–
Shares issued for services or compensation	1	–	10,000,000	10,000	8,713	–	18,713
Net loss	–	–	–	–	–	(18,713)	(18,713)
Balance, June 30, 2022	1	–	8,274,529,727	8,274,530	6,816,159	(15,090,689)	–
Net loss	–	–	–	–	–	(2,501)	(2,501)
Balance, September 30, 2022	1	$–	8,274,529,727	$8,274,530	$6,816,159	$(15,093,190)	$(2,501)

Balance, December 31, 2022	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,093,190)	$(2,501)
Net loss	–	–	–	–	–	(16,250)	(16,250)
Balance, March 31, 2023	1	–	8,524,529,727	8,524,530	6,566,159	(15,109,440)	(18,751)
Net loss	–	–	–	–	–	(7,131)	(7,131)
Balance, June 30, 2023	1	–	8,524,529,727	8,524,530	6,566,159	(15,116,571)	(25,882)
Net loss	–	–	–	–	–	(13,949)	(13,949)
Balance, September 30, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,130,520)	$(39,831)

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(37,330)	$(21,214)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	–	18,713
Changes in operating assets and liabilities
Accounts payable and accrued expenses	14,553	–
Net Cash Used in Operating Activities	(22,777)	(2,501)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	22,777	2,501
Net Cash Provided by Financing Activities	22,777	2,501

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the nine months ended September 30, 2023 and 2022

(Unaudited)

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,130,520 as of September 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

On November 7, 2022, the Company issued 250,000,000 shares of common stock at $0.001 per share to the new director and management team.

On May 22, 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of restricted common stock to Small Cap Compliance, LLC as compensation of $18,713.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively

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

The Company has 1 and nil share of Convertible Preferred D Series Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 - RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of September 30, 2023 and December 31, 2022, the Company owes Ms. Chi Ching Hung, director of the Company, $25,278 and $2,501, respectively, for expenses paid on behalf of the Company.

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

The provision for Federal income tax consists of the following:

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Federal income tax benefit attributable to:
Current operations income taxes (benefits)	$(7,839)	$(4,455)
Less: valuation allowance	7,839	4,455
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$12,336	$4,497
Less: valuation allowance	(12,336)	(4,497)
Net deferred tax asset	$–	$–

At September 30, 2023, the Company had net operating loss carry forwards of approximately $58,744 that may be offset against future taxable income. No tax benefit has been recognized for the period ended September 30, 2023 and 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of September 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the three and nine months ended September 30, 2023 and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $13,949 compared to $2,501 for the three months ended September 30, 2022.

For the three months ended September 30, 2023, professional fees and other general & administrative expense were $12,250, a decrease of $11,250 as compared to $1,000 for the three months ended of September 30, 2022.

Other Income and Expenses

For the three months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2023, the Company had a net loss of $13,949 compared to the three months period ended September 30, 2022 of a net loss of $2,501.

The net loss resulted from increase of operating expenses.

Nine months ended September 30, 2023 and 2022

Revenue

For the nine months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $37,330 compared to $21,214 for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, professional fees were $34,250, an increase of $15,750 as compared to $18,500 for the nine months ended of September 30, 2022.

Other Income and Expenses

For the nine months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2023, the Company had a net loss of 37,330 compared to the nine months period ended September 30, 2022 of a net loss of $21,214.

The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had no cash and a working capital deficit of $39,831.

Operating Activities

For nine months ended September 30, 2023, net operating loss increased to $37,330 as compared to $21,214 for the nine months ended September 30, 2022. Accounts payable and accrued expenses increased by $14,533 as compared to $0 for the nine months ended September 30, 2022. The increase in accrued expenses is related to unpaid professional fees.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2023 and 2022.

Financing Activities

During the nine months ended September 30, 2023, the Company received advances from a related party for working capital purposes in the amount of $22,777 as compared to $2,501 for the same period in 2022.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2023 and communicated the matters to our management.

(b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 0, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023.

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

c) Changes in Internal Control over Financial Reporting

There were no changes which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-months ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: December 23, 2024	ELINE ENTERTAINMENT GROUP, INC.

	By:	/s/ Shing Hei Lee
	Name	Shing Hei Lee
	Title	Chief Executive Officer and Chief Financial Officer

