Form 10-K
period 2023-12-31
Eline Entertainment Group, Inc.
filed 2024-12-23
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.0007), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $8,524,529,727.

The number of shares of the registrant's common stock outstanding on December 23, 2024 was 8,524,529,727.

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

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and Rhonda Keaveney is the sole member of SCC. Rhonda Keaveney applied to the Court for an Order appointing her as the Custodian. This application was for the purpose of reinstating EEGI’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

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

Employees

As of December 31, 2023, we had two officers, two directors  and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1C. CYBERSECURITY

The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections. Our Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

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

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2023
First Quarter	0.0007	0.0002
Second Quarter	0.0007	0.0002
Third Quarter	0.0007	0.0002
Fourth Quarter	0.0005	0.0001
Year Ended December 31, 2022
First Quarter	0.0014	0.0010
Second Quarter	0.0099	0.0071
Third Quarter	0.0047	0.0040
Fourth Quarter	0.0032	0.0026

(b)	Holders.

As of December 11, 2024, there are approximately 93 holders of an aggregate of 8,524,529,727 shares of our Common Stock issued and outstanding.

(c)	Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d)	Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. RESERVED

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2023, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2023 and 2022

Revenue

We had no revenues from operations for the years ended December 31, 2023 and 2022.

General and Administrative Expense

General and Administrative Expenses were $53,931 for the year ended December 31, 2023 compared to $21,214 for the year ended December 31, 2022, an increase of $32,717. The increase resulted from expenses incurred as a SEC reporting company. Professional fess such as auditor fees of $34,700 and consulting fees of $16,000 for the years ended December 31, 2023 increased compared to the same period in 2022.

Net Loss

We had a net loss of $53,931 for the year ended December 31, 2023 compared to $21,214 for the year ended December 31, 2022.

Capital Resources and Liquidity - At December 31, 2023 and 2022

Cash Used in Operating Activities

For the years ended December 31, 2023 and 2022, the Company had cash used in operating activities in the amount of $26,035 and $2,501, respectively, which were primarily due to net loss for the year with an increase in accounts payable and accrued expenses for the year ended December 31. 2023.

Cash Used in Investing Activities

For the years ended December 31, 2023 and 2022, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2023 and 2022, the Company realized cash provided by financing activities in the amount of $26,035 and $2,501, respectively, which consisted of advances from our CEO for working capital purposes.

As of December 31, 2023 and 2022, we had no cash balances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2023 and 2022, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Dismissal of Independent Registered Public Accounting Firm.

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against Borgers and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as Eline Entertainment Group, Inc. (the “Company”) independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports.

In light of the Order, the Board of Directors of the Company on June 28, 2024, unanimously approved to dismiss BF Borgers as the Company’s independent registered public accounting firm. BF Borgers was dismissed as the Company’s independent registered public accounting firm on June 28, 2024.

BF Borgers’ reports on the financial statements of the Company as of and for the fiscal years ended December 31, 2022 and 2021, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and through June 28, 2024 (the date of BF Borgers’ dismissal), there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to BF Borgers’ satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such year. During the fiscal years ended December 31, 2022 and 2021, and through June 28, 2024, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

In the May 3, 2024 “Staff Statement on the Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order Against BF Borgers CPA PC,” the Commission advised registrants that they may indicate in their Commission filing that their prior auditor is no longer permitted to appear or practice before the Commission, in lieu of including a letter from BF Borgers stating whether it agrees with our disclosures under Item 304 of Regulation S-K. In light of the Order and the staff statement, we are not requesting BF Borgers to furnish the Company with such letter.

Engagement of New Independent Registered Public Accounting Firm.

Effective June 28, 2024, the Company engaged Beckles & Co., Inc. (“Beckles & Co.”) as the Company’s new independent registered public accounting firm. The decision to change accountants was approved by the Company’s Board of Directors. The Company does not have an audit committee at this time.

During the two most recent fiscal years ended December 31, 2023 and December 31, 2022 and during the subsequent interim period from January 1, 2023 through June 28, 2024, neither the Company nor anyone on its behalf consulted Beckles & Co. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Beckles & Co. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2023 and communicated the matters to our management.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chi Ching Hung	54	Chairwoman and director
Shing Hei Lee	30	CEO, CFO, President, Treasurer, Director
Timothy Chee Yau Lam	38	Secretary

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

Shing Hei Lee

Mr. Lee, has extensive knowledge in finance, economics and capital markets. From April 2018 to present, Mr. Lee has acted as a representative and equity capital markets associate at Head & Shoulders Securities Limited in Hong Kong, with a primary focus on negotiating and originating IPOs, follow-on equity offering deals and client introduction for brokerage services. Mr. Lee has managed and executed over 50 capital markets deals, including IPO placements, follow-on offering placements, and private equity transactions at Head & Shoulders Securities Limited. Mr. Lee holds a Masters of Arts, with honors, in Economics with Finance obtained from The University of Edinburgh in 2017.

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

For each of the years ended December 31, 2023, and 2022 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chi Ching Hung	250,000,000	2.932%
Shing Hei Lee	0	0%

	Amount and Nature of Beneficial Ownership Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chi Ching Hung	1	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Eline Entertainment Group, Inc., 1107, Lippo Centre Tower 1, 89 Queensway, Admiralty, Hong Kong

(2)	Based on 8,524,529,727 shares of common stock issued and outstanding as of December 31, 2023.

(3)	Based on 1 shares of preferred stock issued and outstanding as of December 31, 2023.

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

Small Cap Compliance, LLC or Rhonda Keaveney is considered a promoter(s) under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and Rhonda Keaveney is the sole member of SCC. Ms. Keaveney was appointed custodian of the Company and under its duties stipulated by the Nevada court where she took initiative to organize the business of the issuer. As custodian, her duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Ms. Rhonda was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged accordingly.

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

Ms. Chi Ching Hung is considered to be control person of the Company as of November 7, 2022. Ms. Hung purchased 250,000,000 shares of the Company’s Restricted Common Stock and 1 share of Convertible Series D Preferred Stock. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $250,000.

Transactions with Related Persons

Ms. Chi Ching Hung, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $2,501 and $nil as of December 31, 2023 and 2022.

The Company issued 10,000,000 shares of restricted common stock and 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services compensation in the amount of $18,713 as custodian of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2023 and 2022, for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2023	December 31, 2022

Audit fees	$20,000	$17,500
Audit-related fees		–
Tax fees		–
All other fees		–
Total	$20,000	$17,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

3.1	Articles of Domestication*

3.2	By-Laws of Eline Entertainment Group, Inc.*

3.3	Articles of Conversion for Eline Entertainment Group, Inc. filed May 24, 2017*

3.4	Articles of Amendment for Eline Entertainment Group, Inc. filed May 24, 2022*

10.1	Court Custodial Orders to Appoint and Discharge Custodianship
10.2	Custodianships for Colorado, Wyoming, and Florida*
10.3	Stock Purchase Agreement, between the Small Cap Compliance, LLC and Chi Ching Hung dated November 7, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eline Entertainment Group, Inc.
(Registrant)

Date: December 23, 2024	By:	/s/ Shing Hei Lee
Shing Hei Lee
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eline Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eline Entertainment Group, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co, Inc.

Beckles & Co, Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

December 23, 2024

Eline Entertainment Group, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	27,896	–
Due to related party	28,536	2,501
Total Current Liabilities	56,432	2,501
Total Liabilities	56,432	2,501

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock, Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,147,121)	(15,093,190)
Total Stockholders' Deficit	(56,432)	(2,501)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	50,750	18,500
Other general & administrative expense	3,181	2,714
Total operating expenses	53,931	21,214

Loss from operations	(53,931)	(21,214)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(53,931)	(21,214)
Income tax expense	–	–
Net loss	$(53,931)	$(21,214)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,298,091,371

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2023 and 2022

	Preferred Stock Series D		Common Stock				Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2021	–	$–	8,264,529,727	$8,264,530	$6,807,446	$(15,071,976)	$–
Shares issued for services or compensation	1	–	10,000,000	10,000	8,713	–	18,713
Shares Issued for cash or subscription receivables	–	–	250,000,000	250,000	(250,000)	–	–
Net loss	–	–	–	–	–	(21,214)	(21,214)
Balance, December 31, 2022	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,093,190)	$(2,501)

Balance, December 31, 2022	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,093,190)	$(2,501)
Net loss	–	–	–	–	–	(53,931)	(53,931)
Balance, December 31, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,147,121)	$(56,432)

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(53,931)	$(21,214)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	–	18,713
Changes in operating assets and liabilities
Accounts payable and accrued expenses	27,896	–
Net Cash Used in Operating Activities	(26,035)	(2,501)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	26,035	2,501
Net Cash Provided by Financing Activities	26,035	2,501

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to audited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the years December 31, 2023 and 2022

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,147,121 as of December 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The Company has 1 and nil share of Convertible Preferred D Series Stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of December 31, 2023, the Company owes Ms. Chi Ching Hung, director of the Company, $2,501 for expenses paid on behalf of the Company.

The amounts owed are non-interest bearing without maturity date, and are due on demand.

NOTE 6 – INCOME TAX

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

As of December 31, 2023, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2023 and 2022 the Company has no unrecognized uncertain tax positions, including interest and penalties.

As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

