Form 10-Q
period 2024-09-30
Eline Entertainment Group, Inc.
filed 2025-01-24
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eline Entertainment Group, Inc.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$47,515	$27,896
Due to related party	28,536	28,536
Total Current Liabilities	76,051	56,432
Total Liabilities	76,051	56,432

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock, Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,166,740)	(15,147,121)
Total Stockholders' Deficit	(76,051)	(56,432)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited condensed financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	6,500	12,250	19,500	34,250
Other general & administrative expense	119	1,699	119	3,080
Total operating expenses	6,619	13,949	19,619	37,330
Loss from operations	(6,619)	(13,949)	(19,619)	(37,330)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(6,619)	(13,949)	(19,619)	(37,330)
Income tax expense	–	–	–	–
Net loss	$(6,619)	$(13,949)	$(19,619)	$(37,330)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,524,529,727	8,524,529,727	8,524,529,727

See accompanying notes to unaudited condensed financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Preferred Stock, Series D		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit

Balance, December 31, 2022	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,093,190)	$(2,501)
Net loss	–	–	–	–	–	(16,250)	(16,250)
Balance, March 31, 2023	1	–	8,524,529,727	8,524,530	6,566,159	(15,109,440)	(18,751)
Net Loss	–	–	–	–	–	(7,131)	(7,131)
Balance, June 30, 2023	1	–	8,524,529,727	8,524,530	6,566,159	(15,116,571)	(25,882)
Net Loss	–	–	–	–	–	(13,949)	(13,949)
Balance, September 30, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,130,520)	$(39,831)

Balance, December 31, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,147,121)	$(56,432)
Net loss	–	–	–	–	–	(6,500)	(6,500)
Balance, March 31, 2024	1	–	8,524,529,727	8,524,530	6,566,159	(15,153,621)	(62,932)
Net Loss	–	–	–	–	–	(6,500)	(6,500)
Balance, June 30, 2024	1	–	8,524,529,727	8,524,530	6,566,159	(15,160,121)	(69,432)
Net Loss	–	–	–	–	–	(6,619)	(6,619)
Balance, September 30, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,166,740)	$(76,051)

See accompanying notes to unaudited condensed financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(19,619)	$(37,330)
Adjustment to reconcile Net loss from operations:
Depreciation and Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	19,619	14,553
Net Cash (Used in) Provided by Operating Activities	–	(22,777)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	–	22,777
Net Cash (Used in) Provided by Financing Activities	–	22,777

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited condensed financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Condensed Financial Statements

September 30, 2024

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,166,740 as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively

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

The Company has 1 and nil share of Convertible Preferred D Series Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

As of September 30, 2024 and December 31, 2023, the Company owes Ms. Chi Ching Hung, director of the Company, $28,536 and $28,536, respectively, for expenses paid on behalf of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the three and nine months ended September 30, 2024 and 2023, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $6,619 compared to $13,949 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, professional fees were $6,500, a decrease of $5,750 as compared to $12,250 for the three months ended of September 30, 2023.

Other Income and Expenses

For the three months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2024, the Company had a net loss of $6,619 compared to the three months period ended September 30, 2023 of a net loss of $13,949.

The net loss resulted from increase of operating expenses.

Nine months ended September 30, 2024 and 2023

Revenue

For the nine months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were $19,619 compared to $37,330 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, professional fees were $19,500, a decrease of $14,750 as compared to $34,250 for the nine months ended of September 30, 2023.

Other Income and Expenses

For the nine months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2024, the Company had a net loss of $19,619 compared to the three months period ended September 30, 2023 of a net loss of $37,330.

The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had no cash and a working capital deficit of $76,051.

Operating Activities

For nine months ended September 30, 2024, net operating loss decreased to $19,619 as compared to $37,330 for the nine months ended September 30, 2023. Accounts payable and accrued expenses increased by $19,619 as compared to $14,553 for the nine months ended September 30, 2023. The increase in accrued expenses is related to unpaid professional fees.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2024 and 2023.

Financing Activities

During the nine months ended September 30, 2024, the Company received advances from a related party for working capital purposes in the amount of $nil as compared to $22,777 for the same period in 2023.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2024 and communicated the matters to our management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

