Form 10-K
period 2024-12-31
Eline Entertainment Group, Inc.
filed 2025-04-15
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

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

As of June 30, 2024 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.0001), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $827,452.97.

The number of shares of the registrant's common stock outstanding on April 10, 2025 was 8,524,529,727.

ELINE ENTERTAINMENT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

Eline Entertainment Group, Inc. is a developmental stage company, incorporated under the laws of the State of Nevada on June 12, 1997. Our plan of business has not been implemented but will involve mergers and acquisitions of operating companies.

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

Employees

As of December 31, 2024, we had two officers, two directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1C. CYBERSECURITY

We aim to deploy a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections. Our Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.

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

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol EEGI. There is limited liquidity in the public trading market for our common equity, and although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. Consequently, there is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of April 14, 2025, the closing price of our common stock as reported on the OTC market “Pink Sheets” was $0.0003 per share.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2023
First Quarter	0.0007	0.0002
Second Quarter	0.0007	0.0002
Third Quarter	0.0007	0.0002
Fourth Quarter	0.0005	0.0001
Year Ended December 31, 2024
First Quarter	0.0003	0.0001
Second Quarter	0.0003	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0005	0.0001

(b)	Holders.

As of December 31, 2024, there are approximately 93 holders of an aggregate of 8,524,529,727 shares of our Common Stock issued and outstanding.

(c)	Dividends.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2024, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2024 and 2023

Revenue

We had no revenues from operations for the years ended December 31, 2024 and 2023.

General and Administrative Expense

General and Administrative Expenses were $35,627 for the year ended December 31, 2024 compared to $53,931 for the year ended December 31, 2023, a decrease of $18,304. The decrease resulted from expenses incurred as a SEC reporting company. Professional fees such as auditor fees of $24,500 and consulting fees of $13,500 for the years ended December 31, 2024 decreased compared to the same period in 2023 due to re-audit of prior period financial statements

Net Loss

We had a net loss of $32,877 for the year ended December 31, 2024 compared to $53,931 for the year ended December 31, 2023.

Capital Resources and Liquidity - At December 31, 2024 and 2023

Cash Used in Operating Activities

For the years ended December 31, 2024 and 2023, the Company had cash used in operating activities in the amount of $37,220 and $26,035, respectively, which were primarily due to net loss for the year with an decrease in accounts payable and accrued expenses for the year ended December 31. 2024.

Cash Used in Investing Activities

For the years ended December 31, 2024 and 2023, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2024 and 2023, the Company realized cash provided by financing activities in the amount of $37,220 and $26,035, respectively, which consisted of advances from our CEO for working capital purposes.

As of December 31, 2024 and 2023, we had no cash balances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2024 and 2023, begins on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2024 and communicated the matters to our management.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chi Ching Hung	55	Chairwoman and director
Shing Hei Lee	31	CEO, CFO, President, Treasurer, Director
Timothy Chee Yau Lam	39	Secretary

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

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy by the end of 2025.

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

For each of the years ended December 31, 2024, and 2023 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

(2)	Based on 8,524,529,727 shares of common stock issued and outstanding as of December 31, 2024.

(3)	Based on 1 shares of preferred stock issued and outstanding as of December 31, 2024.

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

Transactions with Related Persons

Ms. Chi Ching Hung, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $65,756 and $28,536 as of December 31, 2024 and 2023.

The Company issued 10,000,000 shares of restricted common stock and 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services compensation in the amount of $18,713 as custodian of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2024 and 2023, for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2024	December 31, 2023

Audit fees	$20,500	$20,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$20,500	$20,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

Eline Entertainment Group, Inc.
(Registrant)

Date: April 15, 2025	By:	/s/ Shing Hei Lee
Shing Hei Lee
Chief Executive Officer
Chief Financial Officer

Eline Entertainment Group, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eline Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eline Entertainment Group, Inc as of December 31, 2024 and 2023, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph. 561 689-4093

Fax: 954 827-0968

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 15, 2025

Eline Entertainment Group, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$23,553	$27,896
Due to related party	65,756	28,536
Total Current Liabilities	89,309	56,432
Total Liabilities	89,309	56,432

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock, Series D, $0.001 par value; 1,000,000 shares authorized, 1 and 1 shares issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,179,998)	(15,147,121)
Total Stockholders' Deficit	(89,309)	(56,432)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Professional fees	34,000	50,750
Other general & administrative expense	1,627	3,181
Total operating expenses	35,627	53,931
Loss from operations	(35,627)	(53,931)

Other Income
Other income	2,750	–
Total other income	2,750	–

Net loss before income tax	(32,877)	(53,931)
Income tax expense	–	–
Net loss	$(32,877)	$(53,931)

Loss per Share - Basic and Diluted	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,524,529,727

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2024 and 2023

	Preferred Stock, Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,093,190)	$(2,501)
Net loss	–	–	–	–	–	(53,931)	(53,931)
Balance, December 31, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,147,121)	$(56,432)
Net loss	–	–	–	–	–	(32,877)	(32,877)
Balance, December 31, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,179,998)	$(89,309)

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(32,877)	$(53,931)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(4,343)	27,896
Net Cash Used in Operating Activities	(37,220)	(26,035)

Cash Flows from Financing Activities
Proceeds from related party payables	37,220	26,035
Net Cash Provided by Financing Activities	37,220	26,035

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to audited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the years December 31, 2024 and 2023

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

The Company’s significant estimates include the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,179,998 as of December 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

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

The Company has nil share of Convertible Preferred C Series Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

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

The Company has 1 share of Convertible Preferred D Series Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

The Company owes Ms. Chi Ching Hung, director of the Company, $65,756 and $28,536 as of December 31, 2024 and 2023, respectively, for expenses paid on behalf of the Company. During the years ended December 31, 2024 and 2023, expenses paid on behalf of the Company by Ms. Hung totaled $37,220 and $26,035, respectively.

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

As of December 31, 2024, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through April 15, 2025 the date the financial statements were available to be issuedand has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

