Form 10-K
period 2025-12-31
Eline Entertainment Group, Inc.
filed 2026-04-15
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

As of June 30, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.0004), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $3,309,811.89.

The number of shares of the registrant’s common stock outstanding on April 15, 2026 was 8,524,529,727.

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

On November 25, 2022, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Small Cap Compliance, LLC, selling 1 share of the Convertible Series D Preferred Stock and the Company issuing 250,000,000 shares of Restricted Common Stock to Chi Ching Hung. Such shares represent 100% of the Company’s total issued and outstanding shares of Convertible Series D Preferred Stock and .03% of the Company’s total issued and outstanding shares of Restricted Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Ms. Hung prior to resigning as the sole Officer and member of the Company’s Board of Directors and to appoint new officers and directors of the Company.

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

The Company may also be subject to increased U.S. and China governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

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

As of the time of this filing, the Company has not implemented a business combination. Our business plan is to merge with, or acquire, an operating entity that offers product or service growth potential. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business plan. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 90 days after a viable candidate is located.

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

Human Capital; Employees

As of December 31, 2025, we had two officers, two directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our common stock. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to our Business

We have incurred operating losses, and have no current source of revenue

We do not expect to generate revenues until we further our business model. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis. We have generated no revenue for the last two fiscal years that are reported in this statement.

We will, likely, sustain operating expenses without corresponding revenues, at least until we complete acquisitions and have operational success. This may result in our incurring a net operating loss that will increase until we generate revenue. We cannot assure you that any such business will be profitable at the time.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2025, and 2024 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation focused on identifying a viable business acquisition targets and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

We will incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs will continue to stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of associated with identifying and entering into an acquisition or merger with an attractive target company may be high and have an adverse impact on our ability to succeed.

The Company has been actively seeking target acquisitions and from time to time we may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business merger may result in a change of control and a change of management.

In conjunction with a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have only two officers and directors of the Company and a corporate secretary. The identification of qualified personnel and board members are critical to our chances for business success. We are dependent on the services of our chief executive officer and chief financial to operate our business and the loss of these persons would have an adverse impact on our future operations until such time as they could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on our officers.

Risks Related to our Stock

There is presently a limited public market for our securities

Our common stock trades on an unsolicited basis only on the OTC Markets, and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock as a result. In order to trade, an initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making for our stock on OTC Markets.

Our officers, directors and principal stockholders own a large percentage of our stock and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2025, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately 2.93% of our issued and outstanding shares of common stock and 100% of the Convertible Series D Preferred Stock.

Our majority stockholder is Chiching Hung, our director, who holds 250,000,000 shares of common stock and 1 (100%) share of the Convertible Series D Preferred Stock. The aggregate outstanding Convertible Series D Preferred Stock is convertible into approximately 1,000 shares of common stock and has voting privileges equal to 20 times the sum of (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, and (ii) the total number of shares of any class of Preferred stock which are issued and outstanding at the time of voting, and (iii) divided by the total number of Series D Stock which are outstanding at the time of voting. These shares have not been converted to common stock and provide Ms. Hung with voting control of the Company.

As a result, Ms. Hung as the holder of the Convertible Series D Preferred Stock, via voting rights, can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all our directors, control the policies and practices of the Company and control the outcome of any proposed business combination.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 20,000,000,000 shares of common stock of which 8,524,529,727 shares are currently outstanding and 10,000,000 shares of Preferred Stock are authorized, of which 1,000,000 shares are designated as Convertible Series C Preferred Stock (0 shares outstanding) and 1,000,000 are designated as Convertible Series D Preferred Stock are authorized (1 share outstanding).

Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. If our convertible preferred stockholders choose to convert their stocks to common stocks, the stocks they receive are newly issued. This increases the total number of common shares. Because the number of common shares increases while the value of the company remains the same, the value of existing shares goes down. In other words, the new common shares dilute the value of all the common shares, which drives down the share price, give current shareholders fewer voting rights and less ownership of the company.

Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to continue to retain all of our future net earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Risks Related to Doing Business in China

Presently, our operations are limited, however, we have officers and directors in China and/or Hong Kong and we may pursue acquisition targets who operate in China or Hong Kong. As a result, the Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Because all of the Company’s current limited operations are in China, the Company’s business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of the Company’s business and may intervene in or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the common stock.

As a business operating in China, the Company is subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of the Company’s business, and the regulations to which we are subject may change rapidly and with little notice to us or the Company’s shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede the Company’s development,

•	Require significant management time and attention, and

•	Subject the Company to remedies, administrative penalties and even criminal liabilities that may harm the Company’s business, including fines assessed for the Company’s current or historical operations, or demands or orders that the Company modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of the common stock.

Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.

If we continue to operate primarily from China and acquire assets and perform operations located in China our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region.

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange administration, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange administration and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises control or influence over Chinese economic growth through allocating resources, administrating payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing differentiated treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government administration on capital investments or changes in tax regulations that are applicable to us. In recent years, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition.

The interpretation and enforcement of Chinese laws, rules and regulations may change from time to time, which could have a material adverse effect on us.

If substantially all of our operations continue to be conducted in China, we will continue to be governed by Chinese laws, rules and regulations. Our future target subsidiaries, although not yet acquired, may be subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are subject to changes from time to time.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have discretion within their scope of authority in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in the economic, regulatory, social and political environment in the United States and China, nor can we predict their potential impact on political, economic and trade relations between the United States and China and on our business.

The United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021, by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. As a result, the implementation of this executive order could adversely affect our business in a material way.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and exterritorial measures, including the Anti-Foreign Sanctions Law dated June 10, 2021. At this time, we do not know the extent to which our operations will be impacted by these laws and regulations.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment and result in less consumer spending in general, potentially resulting in a negative impact on our business, results of operations and financial condition.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies listed in the U.S., which could in turn adversely affect the demand, price and trading volume of our shares.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). Historically, the exchange rate between RMB and the U.S. dollar has showed higher volatility in certain years while staying within a narrow range in other years. The value of RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

We anticipate that our revenues and costs will be denominated in RMB. As a United States holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends and share repurchases of our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.

Hedging options available in China may not fully reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange administration regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and regulations on exchange may have a material adverse effect on your investment.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against the Company or its management based on foreign laws.

The Company may conduct substantially all of its operations in China upon acquisition of proposed targets. As a result, substantially all of the Company’s assets may be located in China. The Company’s officer resides within China and is PRC nationals, and sole director is a resident and national of Hong Kong. As a result, it may be difficult for you to effect service of process upon the Company or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the Company’s operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect the Company’s operations in China will be honored by the Company, by entities who provide services to the Company or with whom the Company associates, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of the Company’s facilities in China by any of these regulators may be limited or prohibited.

Certain PRC regulations may make it more difficult for the Company to pursue growth through acquisitions.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”) and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the NPC which became effective in 2008 and latest revised in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by non-Chinese investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (SAMR) be notified in advance of any change-of-control transaction in which a non-Chinese investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law of China requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by non-Chinese investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. The Company may pursue potential strategic acquisitions that are complementary to the Company’s business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit the Company’s ability to complete such transactions, which could affect the Company’s ability to expand the Company’s business or maintain the Company’s market share.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe that our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on the Company’s worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-PRC-resident enterprises. In addition, non-PRC-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stockholders) and any gain realized on the transfer of the common stock by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the common stock.

Changes in international trade policies, trade disputes, barriers to trade, or the emergence of a trade war may dampen growth in China.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us, our customers, material vendors, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business.

There have also been concerns about the relationship between the PRC and other countries, including the surrounding Asian countries, which may potentially have economic effects. In particular, there is significant uncertainty about the future relationship between the United States and the PRC with respect to trade policies, treaties, government regulations and tariffs. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

Political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on customer confidence. We may have also access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or the PRC that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our clients, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

As of April 14, 2026, the closing price of our common stock as reported on the OTC market “Pink Sheets” was $0.0002 per share.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2024
First Quarter	0.0003	0.0001
Second Quarter	0.0003	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0005	0.0001
Year Ended December 31, 2025
First Quarter	0.0006	0.0002
Second Quarter	0.0004	0.0002
Third Quarter	0.0004	0.0002
Fourth Quarter	0.0003	0.0001

(b)	Holders.

As of December 31, 2025, there are approximately 68 holders of an aggregate of 8,524,529,727 shares of our Common Stock issued and outstanding.

(c)	Dividends.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2025, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2025 and 2024

Revenue

We had no revenues from operations for the years ended December 31, 2025 and 2024.

General and Administrative Expense

General and Administrative Expenses were $44,992 for the year ended December 31, 2025 compared to $35,627 for the year ended December 31, 2024, an increase of $9,365. The increase resulted from increases in compliance expenses related to being a public company. The increase in general and administrative fees from 2024 to 2025 is the result of a general increase in professional fees such as auditor fees of $20,500 and consulting fees of $12,000 for the year ended December 31, 2025.

Net Loss

We had a net loss of $44,992 for the year ended December 31, 2025 compared to $32,877 for the year ended December 31, 2024.

Capital Resources and Liquidity - At December 31, 2025 and 2024

Cash Used in Operating Activities

For the years ended December 31, 2025 and 2024, the Company had cash used in operating activities in the amount of $49,191 and $37,220, respectively, which were primarily due to net loss for the year with an increase in accounts payable and accrued expenses for the year ended December 31, 2025.

Cash Used in Investing Activities

For the years ended December 31, 2025 and 2024, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2025 and 2024, the Company realized cash provided by financing activities in the amount of $49,191 and $37,220, respectively, which consisted of advances from our CEO for working capital purposes.

As of December 31, 2025 and 2024, we had no cash balances.

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

]

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2025 and 2024, begins on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2025 and communicated the matters to our management.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our current executive officers. All executive officers serve at the discretion of the Board.:

Name	Age	Position
Chi Ching Hung	57	Chairwoman and sole director
Zhu Shuangli	51	CEO, CFO, President, Treasurer
Timothy Chee Yau Lam	41	Secretary

Chi Ching Hung

Ms. Hung specializes in capital operation, asset management, business management, and project mergers and acquisitions, etc. She held positions as Chairman of the Board of Directors of and Chief Executive Officer of various Hong Kong-listed companies. In 2003, she obtained her bachelor degree in business administration from James Cook University in Australia and a Ph.D. from International American University. Since 1997, Ms. Hung founded Hong’s Asset Management Co., Ltd., whose main business involves real estate, jewelry, investment, finance, funds, health drinks, energy, telecommunications, etc. which invested in a smart home technology company and led its launch into the market.

Zhu Shuangli

Ms. Zhu Shuangli holds a bachelor’s degree from Beijing Economic Management Correspondence College, majoring in Public Relations, Management Studies, and Secretary Studies. She possesses extensive senior experience in administration and executive secretarial work, with a longterm focus on the capital markets and corporate management across Mainland China and Hong Kong. She has dedicatedly served a number of mainboard listed companies on the Hong Kong Stock Exchange and professional institutions, demonstrating a stable career path and profound industry expertise. Starting her career in the traditional foreign trade sector, she has further developed her professional capabilities in finance, energy, investment and other fields. Her previous positions include: Administrative Assistant at the Beijing Branch of Honour Fortune Energy Finance (Group) Co., Ltd. (Stock Code: 1051); Secretary to the Chairman of Honour Fortune Energy Finance (Group) Co., Ltd. and Baijia Strategic Think Tank; Secretary to the Vice Chairman of Oriental Pearl Petroleum Limited (Stock Code: 632); Secretary to the Chairman and Vice Chairman of Jinyunjia Group Holdings Limited and China Investment International Limited from 2018 to 2023. She has been deeply involved in daily corporate operations, executive decision support, internal management coordination, and external communication for many years. She is familiar with the operational standards, administrative procedures and business etiquette of Hong Kong listed companies, with strong execution, coordination, confidentiality awareness and crossregional collaboration skills. With rich practical experience and mature professional capabilities, she has become a highly trusted senior administration and executive secretarial professional for senior management teams.

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

Director Independence

Our board of directors is currently composed of one member who does not qualify as an independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy by the end of 2026.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company.

ITEM 11. EXECUTIVE COMPENSATION

For each of the years ended December 31, 2025, 2024 and 2023 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officers and directors.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of April 15, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 15, 2026 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chi Ching Hung	250,000,000	2.932%
Zhu Shuang(4)	0	0%
5% Shareholders
Christopher Davies(5)	600,000,000	7.04%

	Amount and Nature of Beneficial Ownership Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Chi Ching Hung	1	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Eline Entertainment Group, Inc., 1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong

(2)	Based on 8,524,529,727 shares of common stock issued and outstanding as of December 31, 2025.

(3)	Based on 1 share of Convertible Series D Preferred stock issued and outstanding as of December 31, 2025, of which each share is convertible into 1,000 shares of common stock and has voting privileges equal to 20 times the sum of (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, and (ii) the total number of shares of any class of Preferred stock which are issued and outstanding at the time of voting, and (iii) divided by the total number of Series D Stock which are outstanding at the time of voting.

(4) (5)

Zhu Shuang was appointed as the Company’s Chief Executive Officer and Chief Financial Officer, effective April 14, 2026.

The amount reported is based on the Company’s shareholder list only; Mr. Davies is not known to the Company. Address of record is 5514 NW Terrace, Coconut Creek FL33073.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity incentive plans as of December 31, 2025.

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

Small Cap Compliance, LLC/Rhonda Keaveney

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related-party transactions are reviewed and approved by the Board of Directors as a whole until such time as an Audit Committee is formed.

Ms. Chi Ching Hung, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $114,947 and $65,756 as of December 31, 2025 and 2024.

In May 2022, the Company issued 10,000,000 shares of restricted common stock and 1 share of Convertible Preferred D Series Stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services compensation in the amount of $18,713 as custodian of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2025 and 2024, for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2025	December 31, 2024

Audit fees	$20,500	$17,500
Audit-related fees		–
Tax fees		–
All other fees		–
Total	$20,500	$17,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

 a) Documents filed as part of this Report.

1.	Financial Statements. The Company’s Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the reports of Beckles & Co. Inc., as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

EXHIBIT INDEX

3.1	Articles of Domestication*

3.2	By-Laws of Eline Entertainment Group, Inc.*

3.3	Articles of Conversion for Eline Entertainment Group, Inc. filed May 24, 2017*

3.4	Articles of Amendment for Eline Entertainment Group, Inc. filed May 24, 2022*

10.1	Court Custodial Orders to Appoint and Discharge Custodianship
10.2	Custodianships for Colorado, Wyoming, and Florida*
10.3	Stock Purchase Agreement, between the Small Cap Compliance, LLC and Chi Ching Hung dated November 7, 2022.

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eline Entertainment Group, Inc.

April 15, 2026	By:	/s/ Zhu Shuangli
Name: Zhu Shuangli Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhu Shuangli
Name: Zhu Shuangli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhu Shuangli	Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer)	April 15, 2026
Zhu Shuangli

/s/ Chi Ching Hung	Director, Chairman	April 15, 2026
Chi Ching Hung

Eline Entertainment Group, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eline Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eline Entertainment Group, Inc as of December 31, 2025 and 2024, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

April 15, 2026

Eline Entertainment Group, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$19,354	$23,553
Due to related party	114,947	65,756
Total Current Liabilities	134,301	89,309
Total Liabilities	134,301	89,309

Commitment & contingencies	–	–

Stockholders’ Deficit
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,224,990)	(15,179,998)
Total Stockholders’ Deficit	(134,301)	(89,309)
Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2025	2024
Revenues	$–	$–

Operating expenses
Professional fees	32,500	34,000
Other general & administrative expense	12,492	1,627
Total operating expenses	44,992	35,627
Loss from operations	(44,992)	(35,627)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	2,750

Net loss before income tax	(44,992)	(32,877)
Income tax expense	–	–
Net loss	$(44,992)	$(32,877)

Earnings (Loss) per Share - Basic and Diluted	$–	$–

Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,524,529,727

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

	Preferred Stock, Series D		Common Stock		Additional
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Total
Balance, December 31, 2023	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,147,121)	$(56,432)
Net loss	–	–	–	–	–	(32,877)	(32,877)
Balance, December 31, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,179,998)	$(89,309)

Balance, December 31, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,179,998)	$(89,309)
Net loss	–	–	–	–	–	(44,992)	(44,992)
Balance, December 31, 2025	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,224,990)	$(134,301)

See accompanying notes to audited financial statements

Eline Entertainment Group, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(44,992)	$(32,877)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(4,199)	(4,343)
Net Cash Used in Operating Activities	(49,191)	(37,220)

Cash Flows from Investing Activities
(Acquisition) Disposal of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	49,191	37,220
Net Cash Provided by Financing Activities	49,191	37,220

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to audited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

As of and for the years December 31, 2025 and 2024

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,224,990 as of December 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

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

The Company has nil shares of Convertible Preferred C Series Stock issued and outstanding as of December 31, 2025 and 2024, respectively.

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

The Company has 1 share of Convertible Preferred D Series Stock issued and outstanding as of December 31, 2025 and 2024, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

The Company owes Ms. Chi Ching Hung, director of the Company, $114,947 and $65,756 as of December 31, 2025 and 2024, respectively, for expenses paid on behalf of the Company. During the years ended December 31, 2025 and 2024, expenses paid on behalf of the Company by Ms. Hung totaled $49,191 and $37,220, respectively.

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

As of December 31, 2025, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2025 and 2024 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate as follows:

	Years Ended
	December 31,		December 31,
	2025		2024
Statutory federal income tax benefit	$(9,448)	21.0%	$(6,904)	21.0%
Change in valuation allowance	9,448	(21.0)%	6,904	(21.0)%
Effective income tax	$–	0.0%	$–	0.0% %

The Company did not pay any income taxes, net of refunds, at the federal, state, or foreign levels during the years ended December 31, 2025 and 2024.

NOTE 7 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates in a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information for the purposes of allocating resources and assessing the financial performance of the Company’s activities.

11

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

	Years Ended
	December 31,	December 31,
	2025	2024
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	32,500	34,000
Other general & administrative expense	12,492	1,627
Total segment operating loss	$(44,992)	$(35,627)

	December 31,	December 31,
	2025	2024
Total segment assets	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through April 15, 2026 the date the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

