Form 10-Q
period 2026-03-31
Eline Entertainment Group, Inc.
filed 2026-05-20
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

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

As of May 20, 2026, there were 8,524,529,727 shares outstanding of the registrant’s Common Stock.

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Eline Entertainment Group, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$10,402	$19,354
Due to related party	130,015	114,947
Total Current Liabilities	140,417	134,301
Total Liabilities	140,417	134,301

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,231,106)	(15,224,990)
Total Stockholders' Deficit	(140,417)	(134,301)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenues	$–	$–

Operating expenses
Professional fees	6,000	6,000
Other general & administrative expense	116	2,542
Total operating expenses	6,116	8,542
Loss from operations	(6,116)	(8,542)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(6,116)	(8,542)
Income tax expense	–	–
Net loss	$(6,116)	$(8,542)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,524,529,727

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Preferred Stock, Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,179,998)	$(89,309)
Net loss	–	–	–	–	–	(8,542)	(8,542)
Balance, March 31, 2025	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,188,540)	$(97,851)

Balance, December 31, 2025	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,224,990)	$(134,301)
Net loss	–	–	–	–	–	(6,116)	(6,116)
Balance, March 31, 2026	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,231,106)	$(140,417)

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(6,116)	$(8,542)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(8,952)	(2,753)
Net Cash Used in Operating Activities	(15,068)	(11,295)

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	15,068	11,295
Net Cash Provided by Financing Activities	15,068	11,295

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Condensed Financial Statements

As of and for the three months ended March 31, 2026 and 2025

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2025.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $15,231,106 as of March 31, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

The Company has nil shares of Convertible Preferred C Series Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

The Company has 1 share of Convertible Preferred D Series Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

The Company owes Ms. Chi Ching Hung, director of the Company, $130,015 and $114,947 as of March 31, 2026 and December 31, 2025, respectively, for expenses paid on behalf of the Company. During the three months ended March 31, 2026 and 2025, expenses paid on behalf of the Company by Ms. Hung totaled $15,068 and $11,295, respectively.

The amounts owed are non-interest bearing without maturity date, and are due on demand.

NOTE 6 – SEGMENT REPORTING

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

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	6,000	6,000
Other general & administrative expense	116	2,542
Total segment operating loss	$(6,116)	$(8,542)

	March 31,	December 31,
	2026	2025
Total segment assets	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through May 20, 2026 the date the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the three months ended March 31, 2026 and 2025, and the notes thereto.

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

Results of Operations

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	6,116	8,542	(2,426)	(28.4)%
Total operating expenses	6,116	8,542	(2,426)	(28.4)%
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(6,116)	$(8,542)	(2,426)	(28.4)%

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three Months Ended March 31, 2026 and 2025

Revenue

For the three months ended March 31, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $6,116 compared to $8,542 for the three months ended March 31, 2025 which primarily consist of professional fees.

For the three months ended March 31, 2026, professional fees were $6,000, a increase of $NIL as compared to $6,000 for the three months ended of March 31, 2025.

Other Income and Expenses

For the three months ended March 31, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2026, the Company had a net loss of $6,116 compared to the three months period ended March 31, 2025 of a net loss of $8,542.

The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had no cash and a working capital deficit of $140,417 compared to a working capital deficit of $97,851 as of March 31, 2025.

Operating Activities

For three months ended March 31, 2026, the Company had cash used in operating activities in the amount of $15,068 compared to $11,295 in the three months ended March 31, 2025. Net operating loss decreased to $6,116 as compared to net loss of $8,542 for the three months ended March 31, 2025. Accounts payable and accrued expenses for the three months ended March 31, 2026 was $10,402, decreased by $6,199, as compared to $19,354 for the three months ended March 31, 2025. The decrease in accounts payable and accrued expenses is related to payments made to outstanding professional fees.

Investing Activities

No investing activities occurred during the three months ended March 31, 2026 and 2025.

Financing Activities

During the three months ended March 31, 2026, the Company received advances from a related party for working capital purposes in the amount of $15,068 as compared to $11,295 for the same period in 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2026, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2026 and communicated the matters to our management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 20, 2026	ELINE ENTERTAINMENT GROUP, INC.

	By:	/s/ Zhu Shuangli
	Name	Zhu Shuangli
	Title	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

