Form 10-Q
period 2026-06-30
Eline Entertainment Group, Inc.
filed 2026-08-14
CIK 1043150

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 8,524,529,727 shares outstanding of the registrant’s Common Stock.

ELINE ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eline Entertainment Group, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$14,643	$19,354
Due to related party	133,691	114,947
Total Current Liabilities	148,334	134,301
Total Liabilities	148,334	134,301

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred stock Series D, $0.001 par value, 1,000,000 shares authorized; 1 share issued and outstanding, respectively	–	–
Common Stock, $0.001 par value; 20,000,000,000 shares authorized, 8,524,529,727 and 8,524,529,727 shares issued and outstanding, respectively	8,524,530	8,524,530
Additional paid-in capital	6,566,159	6,566,159
Accumulated loss	(15,239,023)	(15,224,990)
Total Stockholders' Deficit	(148,334)	(134,301)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	6,000	6,000	12,000	12,000
Other general & administrative expense	1,917	7,822	2,033	10,364
Total operating expenses	7,917	13,822	14,033	22,364
Loss from operations	(7,917)	(13,822)	(14,033)	(22,364)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(7,917)	(13,822)	(14,033)	(22,364)
Income tax expense	–	–	–	–
Net loss	$(7,917)	$(13,822)	$(14,033)	$(22,364)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	8,524,529,727	8,524,529,727	8,524,529,727	8,524,529,727

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2026 and 2025

Unaudited

	Preferred Stock, Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2024	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,179,998)	$(89,309)
Net income	–	–	–	–	–	(8,542)	(8,542)
Balance, March 31, 2025	1	–	8,524,529,727	8,524,530	6,566,159	(15,171,456)	(80,767)
Net loss	–	–	–	–	–	(13,822)	(13,822)
Balance, June 30, 2025	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,202,362)	$(111,673)

Balance, December 31, 2025	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,224,990)	$(134,301)
Net loss	–	–	–	–	–	(6,116)	(6,116)
Balance, March 31, 2026	1	–	8,524,529,727	8,524,530	6,566,159	(15,231,106)	(140,417)
Net loss	–	–	–	–	–	(7,917)	(7,917)
Balance, June 30, 2026	1	$–	8,524,529,727	$8,524,530	$6,566,159	$(15,239,023)	$(148,334)

See accompanying notes to unaudited financial statements

Eline Entertainment Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(14,033)	$(22,364)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(4,711)	(15,931)
Net Cash Used in Operating Activities	(18,744)	(38,295)

Cash Flows from Financing Activities
Proceeds from related party payables	18,744	38,295
Net Cash Provided by Financing Activities	18,744	38,295

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

ELINE ENTERTAINMENT GROUP, INC.

Notes to the Condensed Financial Statements

As of and for the six months ended June 30, 2026 and 2025

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of six months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

For the six months ended June 30, 2026 and 2025, the Company excluded 1,000 potential common shares (issuable upon the conversion of 1,000 shares of Series D Preferred Stock at a 1,000-to-1 conversion ratio) from the computation of diluted net loss per share. These potential common shares, which are evaluated for dilution using the if-converted method, were excluded because their inclusion would be anti-dilutive due to the net loss incurred by the Company during both periods presented.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced transparency regarding income tax information, primarily through a disaggregated tabular effective tax rate reconciliation and expanded disclosures about income taxes paid. For public business entities, the standard is effective for annual periods beginning after December 15, 2024, and for all other entities, it is effective for annual periods beginning after December 15, 2025. The Company is evaluating the impact of this guidance; however, given the Company’s lack of operations, history of net losses, and full valuation allowance on its deferred tax assets, management does not expect the adoption of this standard to have a material impact on its financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires public business entities to disclose specific categories of underlying costs (such as employee compensation, depreciation, inventory purchases, and intangible asset amortization) that are included within expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 to clarify that the guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or disclosures, as the Company currently has no operations and minimal disagreeable expenses.

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit of $15,239,023 as of June 30, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. Management has evaluated these conditions and determined that they raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Because the success of these capital-raising efforts depends on future market conditions and investor interest, management cannot conclude that it is probable these plans will be effectively implemented within the required one-year timeframe. Accordingly, management has concluded that the substantial doubt about the Company's ability to continue as a going concern is not alleviated.

The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 20,000,000,000 shares of Common stock authorized, of which 8,524,529,727 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

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

Convertible Series C Preferred Stock

The Company has 1,000,000 shares designated as Convertible Series C Preferred, of which each share is convertible into 10,000 shares of common stock and has 10,000 voting rights per share. The Convertible Preferred Series C Stock holders are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $.125 per share upon a liquidation, distribution, or winding up of the corporation. The corporation is to reserve and keep available out of its authorized common stock, shares issuable upon conversion of the Convertible Preferred Series C Stock, however given there are no shares outstanding there is no formal reservation with the transfer agent.

The Company has nil shares of Convertible Preferred C Series Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Convertible Series D Preferred Stock

The Company has 1,000,000 shares designated as Convertible Series D Preferred, of which each share is convertible into 1,000 shares of common stock and has voting privileges equal to 20 times the sum of (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, and (ii) the total number of shares of any class of Preferred stock which are issued and outstanding at the time of voting, and (iii) divided by the total number of Series D Stock which are outstanding at the time of voting. The Convertible Preferred Series D Stock does not entitle its holders to receive any dividends.  The Convertible Preferred Series D Stock holders are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $.001 per share upon a liquidation, distribution, or winding up of the corporation. The corporation is to reserve and keep available out of its authorized common stock, shares issuable upon conversion of the Convertible Preferred Series D Stock, however given the amount of shares in which the Series D stock is convertible into is 1,000 shares, there is no formal reservation with the transfer agent.

The Company has 1 share of Convertible Preferred D Series Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Refer to Note 5 for preferred stock issued to related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2022, the Company issued 1 share of Convertible Preferred D Series Stock and 10,000,000 shares of Common stock to Ms. Keaveney in the name of Small Cap Compliance, LLC, for expense reimbursement and services in the amount of $18,713 as custodian of the Company.

The Company owes Ms. Chi Ching Hung, director of the Company, $133,691 and $114,947 as of June 30, 2026 and December 31, 2025, respectively, for expenses paid on behalf of the Company. During the six months ended June 30, 2026 and 2025, expenses paid on behalf of the Company by Ms. Hung totaled $18,744 and $38,295, respectively.

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

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	12,000	12,000
Other general & administrative expense	2,033	10,364
Other segment items	–	–
Total segment operating loss	$(14,033)	$(22,364)

	June 30,	December 31,
	2026	2025
Total segment assets	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through August 14, 2026 the date the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Eline Entertainment Group, Inc. for the six months ended June 30, 2026 and 2025, and the notes thereto.

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

The following table sets forth key components of our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	7,917	13,822	(5,905)	(42.7%	)
Total operating expenses	7,917	13,822	(5,905)	(42.7%	)
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(7,917)	$(13,822)	5,905	(42.7%	)

The following table sets forth key components of our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	14,033	22,364	(8,331)	(37.3%	)
Total operating expenses	14,033	22,364	(8,331)	(37.3%	)
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(14,033)	$(22,364)	8,331	(37.3%	)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Six Months Ended June 30, 2026 and 2025

Revenue

For the three and six months ended June 30, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 were $7,917 compared to $13,822 for the three months ended June 30, 2025 which primarily consist of professional fees.

Operating expenses for the six months ended June 30, 2026 were $14,033 compared to $22,364 for the six months ended June 30, 2025 which primarily consist of professional fees.

For the three months ended June 30, 2026, professional fees were $6,000 as compared to $6,000 for the three months ended of June 30, 2025 consistent with the prior year period.

For the six months ended June 30, 2026, professional fees were $12,000 as compared to $12,000 for the six months ended of June 30, 2025 consistent with the prior year period.

Other Income and Expenses

For the three and six months ended June 30, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2026, the Company had a net loss of $7,917 compared to the three months period ended June 30, 2025 of a net loss of $13,822.

For the six months ended June 30, 2026, the Company had a net loss of $14,033 compared to the three months period ended June 30, 2025 of a net loss of $22,364.

The net loss resulted from decrease of operating expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had no cash and a working capital deficit of $148,334 compared to a working capital deficit of $111,673 as of June 30, 2025.

Operating Activities

For six months ended June 30, 2026, the Company had cash used in operating activities in the amount of $18,744 compared to $38,295 in the six months ended June 30, 2025. Net operating loss decreased to $14,033 as compared to net loss of $22,364 for the six months ended June 30, 2025. Accounts payable and accrued expenses at June 30, 2026 was $14,643, decreased by $4,711, as compared to $19,354 at December 31, 2025. The decrease in accounts payable and accrued expenses is related to payments made to outstanding professional fees.

Investing Activities

No investing activities occurred during the six months ended June 30, 2026 and 2025.

Financing Activities

During the six months ended June 30, 2026, the Company received advances from a related party for working capital purposes in the amount of $18,744 as compared to $38,295 for the same period in 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2026, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2026 and communicated the matters to our management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026.

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

c) Changes in Internal Control over Financial Reporting

There were no changes which were identified in the quarter ended June 30, 2026 in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	ELINE ENTERTAINMENT GROUP, INC.

	By:	/s/ Zhu Shuangli
	Name	Zhu Shuangli
	Title	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

